Form 10-Q
period 1996-03-31
DATRONIC FINANCE INCOME FUND I LP
filed 1996-05-14
CIK 870255

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     Form 10-Q
                         Quarterly Report Under Section 13
                            or 15 (d) of the Securities
                               Exchange Act of 1934
                         ----------------------------------


For the Quarter Ended
   March 31, 1996                  Commission File Number  0-21276
- ---------------------              -------------------------------


                    DATRONIC FINANCE INCOME FUND I, L.P.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



    Delaware                                   36-3744792
- -----------------                       --------------------------
State or other                          IRS Employer Identification
jurisdiction of                         Number
incorporation or
organization

1300 E. Woodfield Road, Suite 312       Schaumburg, Illinois 60173
- ---------------------------------       --------------------------
Address of principal                       City, State, Zip Code
executive offices

Registrant's telephone number:                (847) 240-6200
                                        --------------------------




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)  Yes  x   No
                           --      --
                  (2)  Yes  x   No
                           --      --

                     DATRONIC FINANCE INCOME FUND I, L.P.
                     ------------------------------------
                                   FORM 10-Q
                                   ---------
                     FOR THE QUARTER ENDED MARCH 31, 1996
                     ------------------------------------
                        PART I - FINANCIAL INFORMATION

Item 1.
_______

  Index to Financial Statements

    Balance Sheets

      March 31, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Items 1-6.
- ----------

                             DATRONIC FINANCE INCOME FUND I, L.P.
                             ------------------------------------
                                     BALANCE SHEETS
                                     --------------

                                            March 31, 1996 - Unaudited
                                   ------------------------------------------
                                     Liquidating  Continuing
                                       Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ---------  -----------
ASSETS
- ------
Cash and cash equivalents             $452,689    $1,236,246  $1,688,935
Net investment in direct
  financing leases                      48,675     4,958,521   5,007,196
Diverted and Other Assets, net         154,191     1,012,162   1,166,353
Restricted Cash                         44,363       291,209     335,572
Organization costs, net of
  accumulated amortization               3,993        26,213      30,206
Acquisition costs, net of
  accumulated amortization              11,830        77,653      89,483
                                      --------    ----------  ----------
                                      $715,741    $7,602,004  $8,317,745
                                      ========    ==========  ==========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses                    $  4,997     $  43,133  $   48,130
Lessee rental deposits                  38,619       326,781     365,400
Due to Management Company                   48         3,645       3,693
                                      --------    ----------  ----------
Total liabilities                       43,664       373,559     417,223

Total Partners' equity                 672,077     7,228,445   7,900,522
                                      --------    ----------  ----------
                                      $715,741    $7,602,004  $8,317,745
                                      ========    ==========  ==========

                See accompanying notes to financial statements.

                                   DATRONIC FINANCE INCOME FUND I, L.P.
                                  ------------------------------------
                                              BALANCE SHEETS
                                              --------------

                                        December 31, 1995
                              -----------------------------------
                                      Liquidating Continuing
                                        Limited     Limited
                                       Partners    Partners    Total
                                      ----------  ----------  --------
ASSETS
- ------
Cash and cash equivalents             $469,897    $1,079,361  $1,549,258
Net investment in direct
  financing leases                      72,639     5,699,235   5,771,874
Diverted and Other Assets, net         154,191     1,012,162   1,166,353
Restricted Cash                         44,363       291,209     335,572
Organization costs, net of
  accumulated amortization               5,990        39,319      45,309
Acquisition costs, net of
  accumulated amortization              17,744       116,479     134,223
                                      --------    ----------  ----------
                                      $764,824    $8,237,765  $9,002,589
                                      ========    ==========  ==========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses                    $  7,934    $   63,322  $   71,256
Lessee rental deposits                  40,486       338,107     378,593
Due to Management Company                   37           243         280
                                      --------    ----------  ----------
Total liabilities                       48,457       401,672     450,129

Total Partners' equity                 716,367     7,836,093   8,552,460
                                      --------    ----------  ----------
                                      $764,824    $8,237,765  $9,002,589
                                      ========    ==========  ==========

                See accompanying notes to financial statements.

                                    DATRONIC FINANCE INCOME FUND I, L.P.
                                   ------------------------------------
                                     STATEMENTS OF REVENUE AND EXPENSES
                                    ----------------------------------
                                  For the three months ended March 31, 1996
                                 -----------------------------------------
                                                 (Unaudited)
                                     Liquidating   Continuing
                                       Limited       Limited
                                      Partners      Partners       Total
                                     -----------   ----------   ---------
Revenue:
  Lease income                       $   2,216     $ 181,933  $  184,149
  Interest income                          284        11,010      11,294
                                      --------    ----------  ----------
                                         2,500       192,943     195,443
                                      ========    ==========  ==========

Expenses:
  Amortization of organization
    and equipment acquisition costs      7,911        51,932      59,843
  Management fees-New Era               20,269       193,551     213,820
  General Partner's
    expense reimbursement                6,843        44,918      51,761
  Professional fees                     10,112        70,131      80,243
  Other operating expenses               1,655        12,087      13,742
  Provision for lease losses              -           50,000      50,000
                                      --------    ----------  ----------
                                        46,790       422,619     469,409
                                      --------    ----------  ----------
Net loss                             $ (44,290)    $(229,676) $ (273,966)
                                      ========    ==========  ==========
Net loss -
  General Partner                    $    (443)    $  (2,297) $   (2,740)
                                      ========    ==========  ==========
Net loss -
  Limited Partners                   $ (43,847)    $(227,379) $ (271,226)
                                      ========     ========== ==========

Net loss per Limited
  Partnership Unit                      $(5.70)       $(4.50)
                                        ======        =======

Weighted average number
  of Limited Partnership Units
  outstanding                            7,699        50,535
                                        ======        =======

                See accompanying notes to financial statements.

                     DATRONIC FINANCE INCOME FUND I, L.P.
                     ------------------------------------
                      STATEMENTS OF REVENUE AND EXPENSES
                      ----------------------------------
                   For the three months ended March 31, 1995
                   -----------------------------------------
                                  (Unaudited)
                                       Liquidating Continuing
                                         Limited    Limited
                                        Partners   Partners      Total
                                      ------------ ----------  ---------
Revenue:
  Lease income                        $  8,472     $ 271,928    $280,400
  Interest income                          668        10,222      10,890
                                      --------     ---------   ---------
                                         9,140       282,150     291,290
                                      ========     =========   =========

Expenses:
  Amortization of organization
    and equipment acquisition costs      7,911        51,933      59,844
  Management fees-New Era               21,491       219,159     240,650
  General Partner's
    expense reimbursement                2,531        16,615      19,146
  Professional fees                      8,678        59,961      68,639
  Other operating expenses                 444         7,097       7,541
  Credit for lease losses              (19,494)     (127,964)   (147,458)
                                      --------     ---------   ---------
                                        21,561       226,801     248,362
                                      --------     ---------   ---------

Net earnings (loss)                   $(12,421)    $  55,349   $  42,928
                                      ========     =========   =========
Net earnings (loss) -
  General Partner                     $   (124)    $     553   $     429
                                      ========     =========   =========
Net earnings (loss) -
  Limited Partners                    $(12,297)    $  54,796   $  42,499
                                      ========     =========   =========

Net earnings (loss) per
  Limited Partnership Unit              $(1.60)       $ 1.08
                                        ======        ======

Weighted average number
  of Limited Partnership Units
  outstanding                            7,699        50,535
                                        ======        ======

                See accompanying notes to financial statements.

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------
                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 ----------------------------------------
                                (Unaudited)
                                             Liquidating  Continuing
                                General        Limited      Limited      Total
                               Partner's      Partners'   Partners'    Partners'
                                Equity         Equity       Equity      Equity
                              ---------      ----------- -----------  -----------
Balance, December 31, 1995    $(225,857)*     $733,761   $ 8,044,556  $ 8,552,460

  Distributions to partners
    (Note 3)                     (4,143)          -         (373,829)    (377,972)
  Net loss                       (2,740)       (43,847)     (227,379)    (273,966)
  Allocation of General
    Partner's Equity            232,740        (17,837)     (214,903)        -
                              ---------      ---------   -----------  -------------

Balance, March 31, 1996       $    -          $672,077   $ 7,228,445  $ 7,900,522
                              ==========      ========   ===========  ===========

*  Balance as previously reported was $0 due to allocation of $17,394 and $208,463 to Liquidating and Continuing Limited Partners' Equity, respectively.

                  See accompanying notes to financial statements.

                       DATRONIC FINANCE INCOME FUND I, L.P.
                       ------------------------------------
                             STATEMENTS OF CASH FLOWS
                             ------------------------
                     For the three months ended March 31, 1996
                     -----------------------------------------
                                    (Unaudited)
                                             Liquidating   Continuing
                                               Limited       Limited
                                              Partners      Partners            Total
                                             ------------  ------------        -------
Cash flows from operating activities:
  Net loss                                   $(44,290)      $(229,676)         $ (273,966)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                      7,911          51,932              59,843
      Provision for lease losses                 -             50,000              50,000
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                             (2,937)        (20,189)            (23,126)
        Lessee rental deposits                 (1,867)        (11,326)            (13,193)
        Due to Management Company                  11           3,402               3,413
                                             --------       ----------          ----------
                                              (41,172)       (155,857)           (197,029)
                                             --------      ----------          ----------

Cash flows from investing activities:
  Principal collections on leases              23,964         690,714             714,678
                                             --------      ----------          ----------
                                               23,964         690,714             714,678
                                             --------      ----------          ----------

Cash flows from financing activities:
  Distributions to limited partners (a)          -           (373,829)           (373,829)
  Distributions to General Partner               -             (4,143)             (4,143)
                                             --------      ----------          ----------
                                                 -           (377,972)           (377,972)
                                             --------      ----------          ----------
Net increase (decrease) in
  cash and cash equivalents                   (17,208)        156,885             139,677

Cash and cash equivalents:
  Beginning of year                           469,897       1,079,361           1,549,258
                                             --------      ----------          ----------
  End of first quarter                       $452,689      $1,236,246          $1,688,935
                                             ========      ==========          ==========

(a)Distributions during the period were $0 per unit for Liquidating Limited Partners and $7.40 per unit for Continuing Limited Partners (see Note 3).

                  See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                    For the three months ended March 31, 1995
                    -----------------------------------------
                                   (Unaudited)
                                        Liquidating   Continuing
                                          Limited       Limited
                                         Partners      Partners      Total
                                        -----------   ----------  ----------
Cash flows from operating activities:
  Net earnings (loss)                   $ (12,421)    $  55,349   $   42,928
  Adjustments to reconcile net
    earnings (loss) to net cash
    used in operating activities:
      Amortization expense                  7,911        51,933       59,844
      Credit for lease losses             (19,494)     (127,964)    (147,458)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                         (4,674)      (33,020)     (37,694)
        Lessee rental deposits               (116)          450          334
        Due to Management Company             (15)       (1,646)      (1,661)
                                        ---------     ---------   ----------
                                          (28,809)      (54,898)     (83,707)
                                        ---------     ---------   ----------
Cash flows from investing activities:
  Purchases of lease receivables             -         (395,037)    (395,037)
  Principal collections on leases          69,610     1,121,813    1,191,423
  Sale of leases (Note 4)                   4,879       340,676      345,555
  Diverted and Other Assets, net           57,031       374,371      431,402
  Datronic Assets                           5,300        34,788       40,088
                                        ---------     ---------   ----------
                                          136,820     1,476,611    1,613,431
                                        ---------     ---------   ----------

Cash flows from financing activities:
  Distributions to limited partners (a)   (10,009)     (778,806)    (788,815)
  Distributions to General Partner           (859)      (17,326)     (18,185)
                                        ---------     ---------   ----------
                                          (10,868)     (796,132)    (807,000)
                                        ---------     ---------   ----------
Net increase in cash and
  cash equivalents                         97,143       625,581      722,724

Cash and cash equivalents:
  Beginning of year                       320,268     1,801,421    2,121,689
                                        ---------     ---------   ----------
  End of first quarter                  $ 417,411    $2,427,002   $2,844,413
                                        =========    ==========   ==========

(a)Distributions during the period were $1.30 per unit for Liquidating Limited Partners and $15.41 per unit for Continuing Limited Partners.

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                          ------------------------------
                                 March 31, 1996
                                 --------------
                                   (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of leasing both high- and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992, and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
- ---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1995 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 3 to the Partnership's financial statements included in the 1995 Form 10-K.

Effective January 1, 1996 the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 had no effect on the Partnership's financial position or net loss.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution and distributions to Continuing Limited Partners were reduced from 12.5% annually to an annual rate of 6% effective with the October 1, 1995 distribution.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the three months ended March 31, 1995, the Partnership, Datronic Equipment Income Fund XVIII, L.P., Datronic Equipment Income Fund XIX, L.P., and Datronic Equipment Income Fund XX, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11% which resulted in aggregate net proceeds of approximately $2.6 million. The Partnership's proceeds were approximately $346,000. Of this amount, approximately $341,000 was allocable to Continuing Limited Partners and has been invested in new leases.

NOTE 5 - SUBSEQUENT EVENT:
- --------------------------

On April 29, 1996, the United States District Court for the Northern District of Illinois entered an order removing any claim that one of the defendants in the class action litigation might have had against the Partnership's Restricted Cash and Diverted and Other Assets. See Notes 4, 5 and 6 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of this matter. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $104,000 and is included in Diverted and Other Assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. If the assets are ultimately transferred to the defendant, the impact on the Partnership's financial position is not expected to be material.

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through March 31, 1996. The discussion and analysis of results of operations is for the three month period ended March 31, 1996 as compared to the corresponding period in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the three months ended March 31, 1996, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and make distributions to the Continuing Limited Partners and General Partner.

Net investment in direct financing leases decreased approximately
$765,000 during the three months ended March 31, 1996. This decrease is primarily attributable to principal collections of approximately $715,000 and a provision for lease losses of $50,000.

In the aggregate, partners' equity decreased approximately $652,000 during the three months ended March 31, 1996 due to a net loss of approximately $274,000 and distributions to partners of approximately $378,000.

During the three months ended March 31, 1996, the Partnership's operating activities resulted in a use of $197,029 of cash. This was due principally to a net loss of $273,966, decreases in accounts payable and security deposits of $36,319 reduced by non-cash expenses of $59,843 relating to amortization and $50,000 relating to provision for lease losses. During the period, cash flows from investing activities aggregated $714,678 relating to principal collections on leases. Cash flows used for financing activities of $377,972, consisted of distributions to Continuing Limited Partners of $373,829 and the General Partner of $4,143.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases and cash on hand and Restricted Cash. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted Assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Continuing Limited Partners were reduced to an annual rate of 6% effective with the October 1, 1995 distribution. Distributions to the Liquidating Limited Partners were suspended and distributions to the Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

Management expects sources of future liquidity to include proceeds from the sale or disposition of other Partnership assets. In this regard, the Partnership has Diverted and Other Assets (net) of $1,166,353 of which, approximately $104,000 may be used to settle the claims of a defendant of the Class Action Complaint (see Note 5 to the financial statements included in item 1).

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statement included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the March 31, 1996 Balance Sheets (see financial statement included in Item 1).

The provisions of the Amended Partnership Agreement require the Partnership to enter its liquidating phase if the full target distributions are not met for four consecutive calendar quarters. In addition, reinvestment activity is prohibited during the liquidating phase and in any period in which full target distributions have not been paid.

Results of Operations
- ---------------------

Lease income decreased approximately $96,000 for the three months ended March 31, 1996 compared to the corresponding period in 1995. The decrease is primarily due to a decline in the lease portfolios.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $214,000 for the three months ended March 31, 1996 as compared to $241,000 for the same period in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $56,000 ($52,000 representing the General Partner's expense reimbursement and $4,000 representing LRC's 1% cash flow available for distribution) as compared to $37,000 ($19,000 representing the General Partner's expense reimbursement and $18,000 representing LRC's 1% of cash flow available for distribution) for the three months ended March 31, 1995.

The provision (credit) for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios and, in 1995, actual collections for certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 5 for a discussion of legal proceedings involving claims against Restricted Cash and Diverted and Other Assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.

ITEM 3.
- -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.

ITEM 5.
- -------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 1996.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant





        By: DONALD D. TORISKY
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Finance Income Fund I, L.P.




        By: DOUGLAS E. VAN SCOY
            Douglas E. Van Scoy
            Chief Financial Officer and Director
            New Era Funding Corp.
            Managing Agent of
            Datronic Finance Income Fund I, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------
  27                               Financial Data Schedule, which
                                   is submitted electronically to
                                   the Securities and Exchange
                                   Commission for Information only
                                   and not filed.