Form 10-Q
period 1996-06-30
DATRONIC FINANCE INCOME FUND I LP
filed 1996-08-12
CIK 870255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Form 10-Q
                    Quarterly Report Under Section 13
                       or 15 (d) of the Securities
                         Exchange Act of 1934
                    ----------------------------------


For the Quarter Ended
    June 30, 1996                   Commission File Number  0-21276
- ---------------------              --------------------------------


                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------
           (Exact name of Registrant as specified in its charter)



    Delaware                                    36-3744792
- -------------------                -------------------------------
  State or other                   IRS Employer Identification
  jurisdiction of                  Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312     Schaumburg, Illinois 60173
- ---------------------------------  -------------------------------
Address of principal                    City, State, Zip Code
executive offices

Registrant's telephone number:              (847) 240-6200
                                   -------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  (1)  Yes  x   No
                           ---      ---

                  (2)  Yes  x   No
                           ---      ---

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------
                                  FORM 10-Q
                                  ---------
                     FOR THE QUARTER ENDED JUNE 30, 1996
                     -----------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.
- -------
  Index to Financial Statements

    Balance Sheets

      June 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1996

      For the three months ended June 30, 1995

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Notes to Financial Statements (unaudited)


Item 2.
- -------
  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                         PART II - OTHER INFORMATION

Items 1-6.
- ----------

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------
                               BALANCE SHEETS
                               --------------
                          June 30, 1996 - Unaudited
                          -------------------------

                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners       Total
                              ----------  ------------   ----------

ASSETS
- ------

Cash and cash equivalents     $480,724    $1,689,553     $2,170,277
Net investment in direct
  financing leases              35,813     4,243,035      4,278,848
Diverted and other assets,
  net                          154,191     1,012,162      1,166,353
Organization costs, net of
  accumulated amortization       1,996        13,107         15,103
Acquisition costs, net of
  accumulated amortization       5,915        38,826         44,741
                              --------    ----------     ----------
                              $678,639    $6,996,683     $7,675,322
                              ========    ==========     ==========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses            $  3,357    $   32,161     $   35,518
Lessee rental deposits          34,695       285,404        320,099
Due to management company           41           331            372
                              --------    ----------     ----------

Total liabilities               38,093       317,896        355,989

Total partners' equity         640,546     6,678,787      7,319,333
                              --------    ----------     ----------
                              $678,639    $6,996,683     $7,675,322
                              ========    ==========     ==========



[FN]
               See accompanying notes to financial statements.

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------

                               BALANCE SHEETS
                               --------------

                              December 31, 1995
                              -----------------

                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners       Total
                              ----------  ------------   ----------

ASSETS
- ------

Cash and cash equivalents     $469,897    $1,079,361    $1,549,258
Net investment in direct
  financing leases              72,639     5,699,235     5,771,874
Diverted and other assets,
  net                          154,191     1,012,162     1,166,353
Restricted cash                 44,363       291,209       335,572
Organization costs, net of
  accumulated amortization       5,990        39,319        45,309
Acquisition costs, net of
  accumulated amortization      17,744       116,479       134,223
                              --------    ----------    ----------
                              $764,824    $8,237,765    $9,002,589
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
                              ========    ==========    ==========



[FN]
               See accompanying notes to financial statements.

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------
                     STATEMENTS OF REVENUE AND EXPENSES
                     ----------------------------------
                  For the three months ended June 30, 1996
                  ----------------------------------------
                                 (Unaudited)

                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners       Total
                              ----------  ------------   ----------

Revenue:
  Lease income (loss)         $ (3,860)  $ 124,360   $  120,500
  Interest income                7,635      70,568       78,203
                              --------   ---------   ----------
                                 3,775     194,928      198,703
                              --------   ---------   ----------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                        7,912      51,933       59,845
  Management fees-New Era       19,236     173,265      192,501
  General Partner's
    expense reimbursement        1,966      12,909       14,875
  Professional fees              6,133      43,097       49,230
  Other operating expenses          59       2,956        3,015
  Provision for lease losses      -         75,000       75,000
                              --------   ---------   ----------
                                35,306     359,160      394,466
                              --------   ---------   ----------

Net loss                      $(31,531)  $(164,232)  $ (195,763)
                              ========   =========   ==========
Net loss -
  General Partner             $   (315)  $  (1,642)  $   (1,957)
                              ========   =========   ==========
Net loss -
  Limited Partners            $(31,216)  $(162,590)  $ (193,806)
                              ========   =========   ==========
Net loss per Limited
  Partnership Unit              $(4.05)     $(3.22)
                                ======      ======

Weighted average number
  of Limited Partnership
  Units outstanding              7,699      50,535
                                ======      ======
[FN]
               See accompanying notes to financial statements.

                   DATRONIC FINANCE INCOME FUND I, L.P.
                   ------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended June 30, 1995
                 ----------------------------------------
                                (Unaudited)

                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners       Total
                              ----------  ------------   ----------

Revenue:
  Lease income                $   5,676    $ 250,550    $ 256,226
  Interest income                   821        8,405        9,226
                              ---------    ---------    ---------
                                  6,497      258,955      265,452
                              ---------    ---------    ---------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                         7,911       51,934       59,845
  Management fees-New Era        18,107      245,444      263,551
  General Partner's
    expense reimbursement         4,624       30,353       34,977
  Professional fees              10,697       78,702       89,399
  Other operating expenses          290       10,635       10,925
                              ---------    ---------    ---------
                                 41,629      417,068      458,697
                              ---------    ---------    ---------

Net loss                      $ (35,132)   $(158,113)   $(193,245)
                              =========    =========    =========

Net loss -
  General Partner             $    (351)   $  (1,581)   $  (1,932)
                              =========    =========    =========
Net loss -
  Limited Partners            $ (34,781)   $(156,532)   $(191,313)
                              =========    =========    =========
Net loss per Limited
  Partnership Unit            $(4.52)      $(3.10)
                              =======      =======

Weighted average number
  of Limited Partnership
  Units outstanding            7,699       50,535
                              =======      =======
[FN]
              See accompanying notes to financial statements.

                   DATRONIC FINANCE INCOME FUND I, L.P.
                   ------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                  For the six months ended June 30, 1996
                  --------------------------------------
                                (Unaudited)


                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners       Total
                              ----------  ------------   ----------

Revenue:
  Lease income (loss)         $ (1,644)  $ 306,293   $  304,649
  Interest income                7,919      81,578       89,497
                              --------   ---------   ----------
                                 6,275     387,871      394,146
                              --------   ---------   ----------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                       15,823     103,865      119,688
  Management fees-New Era       39,505     366,816      406,321
  General Partner's
    expense reimbursement        8,809      57,827       66,636
  Professional fees             16,245     113,228      129,473
  Other operating expenses       1,714      15,043       16,757
  Provision for lease losses      -        125,000      125,000
                              --------   ---------   ----------
                                82,096     781,779      863,875
                              --------   ---------   ----------

Net loss                      $(75,821)  $(393,908)  $ (469,729)
                              ========   =========   ==========
Net loss -
  General Partner             $   (758)  $  (3,939)  $   (4,697)
                              ========   =========   ==========
Net loss -
  Limited Partners            $(75,063)  $(389,969)  $ (465,032)
                              ========   =========   ==========
Net loss per Limited
  Partnership Unit              $(9.75)     $(7.72)
                                ======      ======
Weighted average number
  of Limited Partnership
  Units outstanding              7,699      50,535
                                ======      ======
[FN]
              See accompanying notes to financial statements.

                   DATRONIC FINANCE INCOME FUND I, L.P.
                   ------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                  For the six months ended June 30, 1995
                  --------------------------------------
                                (Unaudited)

                              Liquidating   Continuing
                              Limited       Limited
                              Partners      Partners     Total
                              ----------  ------------ ----------

Revenue:
  Lease income                $ 14,148    $ 522,478    $ 536,626
  Interest income                1,489       18,627       20,116
                              --------    ---------    ---------
                                15,637      541,105      556,742
                              --------    ---------    ---------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                       15,822      103,867      119,689
  Management fees-New Era       39,598      464,603      504,201
  General Partner's
    expense reimbursement        7,155       46,968       54,123
  Professional fees             19,375      138,663      158,038
  Other operating expenses         734       17,732       18,466
  Credit for lease losses      (19,494)    (127,964)    (147,458)
                              --------    ---------    ---------
                                63,190      643,869      707,059
                              --------    ---------    ---------

Net loss                     $ (47,553)   $(102,764)   $(150,317)
                             =========    =========    =========

Net loss -
  General Partner            $    (476)   $  (1,028)   $  (1,504)
                             =========    =========    =========
Net loss -
  Limited Partners           $ (47,077)   $(101,736)   $(148,813)
                             =========    =========    =========
Net loss per Limited
  Partnership Unit              $(6.11)     $ (2.01)
                                ======      =======
Weighted average number
  of Limited Partnership
   Units outstanding             7,699       50,535
                                ======      =======
[FN]
              See accompanying notes to financial statements.

                                   DATRONIC FINANCE INCOME FUND I, L.P.
                                   ------------------------------------
                                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   -----------------------------------------
                                   (Unaudited)


                                                            Liquidating    Continuing
                                             General        Limited        Limited        Total
                                             Partner's      Partners'      Partners'      Partners'
                                             Equity         Equity         Equity         Equity
                                             -----------    -----------    -----------    ----------
Balance, December 31, 1995                   $(225,857)*    $733,761       $ 8,044,556    $8,552,460

  Distributions to partners
    (Note 3)                                   (7,433)           -            (755,965)     (763,398)
  Net loss                                     (4,697)       (75,063)         (389,969)     (469,729)
  Allocation of General
    Partner's equity                          237,987        (18,152)         (219,835)           -
                                             ----------     --------       -----------    ----------
Balance, June 30, 1996                       $   -          $640,546        $6,678,787    $7,319,333
                                             ==========     ========       ===========    ==========


*  Balance as previously reported was $0 due to allocation of $17,394 and $208,463 to Liquidating and Continuing Limited
Partners' Equity, respectively.



See accompanying notes to financial statements.

                                   DATRONIC FINANCE INCOME FUND I, L.P.
                                   ------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1996
                                   --------------------------------------
                                  (Unaudited)

                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners       Total
                                             -----------    -----------   -----------
Cash flows from operating activities:
  Net loss                                   $ (75,821)     $  (393,908)  $  (469,729)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                      15,823          103,865       119,688
      Provision for lease losses                  -             125,000       125,000
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                              (4,577)         (31,161)      (35,738)
        Lessee rental deposits                  (5,791)         (52,703)      (58,494)
        Due to management company                    4               88            92
                                            ----------      -----------    ----------
                                               (70,362)        (248,819)     (319,181)
                                            ----------      -----------    ----------

Cash flows from investing activities:
  Principal collections on leases               36,826        1,331,200     1,368,026
  Release of restricted cash                    44,363          291,209       335,572
                                            ----------      -----------    ----------
                                                81,189        1,622,409     1,703,598
                                            ----------      -----------    ----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)           -            (755,965)     (755,965)
  Distributions to General Partner                -              (7,433)       (7,433)
                                            ----------      -----------    ----------
                                                  -            (763,398)     (763,398)
                                            ----------      -----------    ----------
Net increase in cash and
  cash equivalents                              10,827          610,192       621,019

Cash and cash equivalents:
  Beginning of year                            469,897        1,079,361     1,549,258
                                            ----------      -----------    ----------

  End of second quarter                       $480,724       $1,689,553    $2,170,277
                                            ==========      ===========    ==========

(a) Distributions during the period were $0 per unit for Liquidating Limited Partners and $14.96 per unit for Continuing Limited Partners (see Note 3).

See accompanying notes to financial statements.


                                   DATRONIC FINANCE INCOME FUND I, L.P.
                                   ------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1995
                                   --------------------------------------
                                   (Unaudited)

                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners         Total
                                             -----------    ------------   -------------
Cash flows from operating activities:
  Net loss                                   $ (47,553)     $   (102,764)  $   (150,317)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                      15,822           103,867        119,689
      Credit for lease losses                  (19,494)         (127,964)      (147,458)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                              (4,917)          (23,816)       (28,733)
        Lessee rental deposits                    (749)          (14,853)       (15,602)
        Due to management company                   50            38,078         38,128
                                             ---------      ------------   ------------
                                               (56,841)         (127,452)      (184,293)
                                             ---------      ------------   ------------

Cash flows from investing activities:
  Purchases of lease receivables                  -           (2,745,504)    (2,745,504)
  Principal collections on leases              115,768         1,999,346      2,115,114
  Sale of leases (Note 4)                        4,879         1,127,705      1,132,584
  Distribution of diverted and other assets     57,031           374,371        431,402
  Distribution of Datronic assets                5,300            34,788         40,088
                                             ---------      ------------   ------------
                                               182,978           790,706        973,684
                                             ---------      ------------   ------------

Cash flows from financing activities:
  Distributions to Limited Partners (a)        (20,017)       (1,574,922)    (1,594,939)
  Distributions to General Partner              (1,767)          (32,954)       (34,721)
                                             ---------      ------------   ------------
                                               (21,784)       (1,607,876)    (1,629,660)
                                             ---------      ------------   ------------
Net increase (decrease) in cash
  and cash equivalents                         104,353          (944,622)      (840,269)
                                             ---------      ------------   ------------
Cash and cash equivalents:
  Beginning of year                            320,268         1,801,421      2,121,689
                                             ---------      ------------   ------------

  End of second quarter                       $424,621       $   856,799    $ 1,281,420
                                             =========      ============   ============


(a)Distributions during the period were $2.60 per unit for Liquidating Limited Partners and $31.16 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.

PAGE

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    ------------------------------------

                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996
                                 (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of leasing both high- and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution and distributions to Continuing Limited Partners were reduced from 12.5% annually to an annual rate of 6% effective with the October 1, 1995 distribution. On October 1, 1996, the Partnership will enter its Liquidating Phase. Accordingly, the Continuing Limited Partners will receive their last reduced Target Distribution on September 1, 1996 and their first Liquidating Distribution on October 1, 1996.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the six months ended June 30, 1995, the Partnership, Datronic Equipment Income Fund XVIII, L.P., Datronic Equipment Income Fund XIX, L.P., and Datronic Equipment Income Fund XX, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11.75% which resulted in aggregate net proceeds of approximately $4.8 million. The Partnership's proceeds were approximately $1.1 million. Of this amount, approximately all of the proceeds were allocable to Continuing Limited Partners and invested in new leases.

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through June 30, 1996. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the six months ended June 30, 1996, Partnership assets were converted to cash in order to pay Partnership operating expenses and make distributions to the Continuing Limited Partners and General Partner and to increase cash balances to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased approximately $1,493,000 during the six months ended June 30, 1996. This decrease is primarily attributable to principal collections of approximately $1,368,000 and a provision for lease losses of $125,000.

Restricted cash of approximately $336,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1 - Legal Proceedings). This cash was repaid to the Partnership with interest in June 1996.

In the aggregate, partners' equity decreased approximately $1.2 million during the six months ended June 30, 1996 due to a net loss of approximately $470,000 and distributions to partners of approximately $763,000.

During the six months ended June 30, 1996, the Partnership's operating activities resulted in an approximate use of $319,000 of cash. This was due principally to a net loss of approximately $470,000 and decreases in accounts payable and security deposits of approximately $94,000 partially offset by non-cash expenses of approximately $120,000 relating to amortization and a provision of $125,000 for lease losses. During the period, cash flows from investing activities aggregated approximately $1,074,000 relating to principal collections on leases of approximately $1,368,000 and the availability of restricted cash in the amount of approximately $336,000. Cash flows used for financing activities of approximately $763,000, consisted of distributions to Continuing Limited Partners of approximately $756,000 and the General Partner of approximately $7,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases and cash on hand. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk.
Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Continuing Limited Partners were reduced to an annual rate of 6% effective with the October 1, 1995 distribution. On October 1, 1996, the Partnership will enter the Liquidating Phase. Accordingly, the Continuing Limited Partners will receive their last reduced Target Distribution on September 1, 1996 and their first Liquidating Distribution on October 1, 1996. Distributions to the Liquidating Limited Partners were suspended and distributions to the Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The provisions of the Amended Partnership Agreement require the Partnership to enter its liquidating phase if full Target
Distributions are not met for four consecutive calendar quarters.
In addition, lease reinvestment activity is prohibited during the liquidating phase and in any period in which full Target
Distributions have not been paid.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statement included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the June 30, 1996 Balance Sheets (see financial statement included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $136,000 and $232,000 for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. The decrease is primarily due to a decline in the lease portfolios and a $45,000 provision recorded in the second quarter of 1996 to provide for the return of lessee overpayments previously recorded as lease income.

Interest income increased approximately $69,000 for both the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The increase is primarily due to the recognition in the second quarter of 1996 of interest previously earned on restricted cash balances.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $193,000 and $406,000 for the three and six months ended June 30, 1996 as compared to $264,000 and $504,000 for the same periods in 1995. The decreases are attributable to declining Partnership activity and the cessation of lease acquisitions in September 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and six months ended June 30, 1996 were approximately $18,000 and $74,000 ($15,000 and $67,000, respectively, representing the General Partner's expense reimbursement and $3,000 and $7,000, respectively, representing LRC's 1% cash flow available for distribution) as compared to $51,000 and $89,000 ($35,000 and $54,000, respectively, representing the General Partner's expense reimbursement and $16,000 and $35,000, respectively, representing LRC's 1% of cash flow available for distribution) for the three and six months ended June 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional Fees decreased approximately $40,000 and $29,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreased audit fees and legal fees related to collections and Partnership claims against former accountants and others.

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

Reference is made to Part II, Item 1 - Legal Proceedings in the
Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against restricted cash and diverted and other assets.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1996.





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



EXHIBIT NO.                        DESCRIPTION

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                   Commission for Information
                                   only and not filed.