Form 10-Q
period 1996-09-30
DATRONIC FINANCE INCOME FUND I LP
filed 1996-11-13
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934

                       ----------------------------------

For the Quarter Ended
September 30, 1996                        Commission File Number  0-21276
---------------------                     -------------------------------


                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



   Delaware                                                 36-3744792
---------------                                    ---------------------------
State or other                                     IRS Employer Identification
jurisdiction of                                    Number
incorporation or
organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  --------------------------
Address of principal                                  City, State, Zip Code
executive offices

Registrant's telephone number:                           (847) 240-6200
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

                      DATRONIC FINANCE INCOME FUND I, L.P.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1996

      For the three months ended September 30, 1995

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Notes to Financial Statements (unaudited)


Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Items 1-6.

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                      DATRONIC FINANCE INCOME FUND I, L.P.

                                 BALANCE SHEETS

                         September 30, 1996 - Unaudited


                                                    Liquidating        Continuing
                                                      Limited            Limited
                                                      Partners          Partners             Total
                                                      --------          --------             -----
ASSETS

Cash and cash equivalents                           $454,456           $1,666,400           $2,120,856
Net investment in direct
  financing leases                                    23,323            3,580,418            3,603,741
Diverted and other assets, net                       154,191            1,012,162            1,166,353
                                                    --------           ----------           ----------

                                                    $631,970           $6,258,980           $6,890,950
                                                    ========           ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                  $  3,262           $   31,346           $   34,608
Lessee rental deposits                                25,446              212,028              237,474
Due to management company                                167                1,096                1,263
                                                    --------           ----------           ----------

Total liabilities                                     28,875              244,470              273,345

Total partners' equity                               603,095            6,014,510            6,617,605
                                                    --------           ----------           ----------

                                                    $631,970           $6,258,980           $6,890,950
                                                    ========           ==========           ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                                 BALANCE SHEETS

                               December 31, 1995


                                                      Liquidating        Continuing
                                                        Limited            Limited
                                                        Partners          Partners           Total
                                                        --------          --------           -----

ASSETS

Cash and cash equivalents                                 $469,897        $1,079,361      $1,549,258
Net investment in direct
  financing leases                                          72,639         5,699,235       5,771,874
Diverted and other assets, net                             154,191         1,012,162       1,166,353
Restricted cash                                             44,363           291,209         335,572
Organization costs, net of
  accumulated amortization                                   5,990            39,319          45,309
Acquisition costs, net of
  accumulated amortization                                  17,744           116,479         134,223
                                                          --------        ----------      ----------

                                                          $764,824        $8,237,765      $9,002,589
                                                          ========        ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                        $  7,934        $   63,322      $   71,256
Lessee rental deposits                                      40,486           338,107         378,593
Due to management company                                       37               243             280
                                                          --------        ----------      ----------

Total liabilities                                           48,457           401,672         450,129

Total partners' equity                                     716,367         7,836,093       8,552,460
                                                          --------        ----------      ----------

                                                          $764,824        $8,237,765      $9,002,589
                                                          ========        ==========      ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1996
                                  (Unaudited)


                                     Liquidating      Continuing
                                       Limited          Limited
                                       Partners         Partners          Total
                                       --------         --------          -----
Revenue:
  Lease income (loss)                 $ (3,975)        $ 107,866       $  103,891
  Interest income                        1,002            23,057           24,059
                                      --------         ---------       ----------

                                        (2,973)          130,923          127,950
                                      --------         ---------       ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs      7,911            51,933           59,844
  Management fees-New Era               19,588           175,084          194,672
  General Partner's
    expense reimbursement                1,487             9,761           11,248
  Professional fees                      4,658            36,437           41,095
  Other operating expenses                 834             6,165            6,999
  Provision for lease losses              -              125,000          125,000
                                      --------         ---------       ----------

                                        34,478           404,380          438,858
                                      --------         ---------       ----------

Net loss                              $(37,451)        $(273,457)      $ (310,908)
                                      ========         =========       ==========

Net loss -
  General Partner                     $   (375)        $  (2,734)      $   (3,109)
                                      ========         =========       ==========

Net loss -
  Limited Partners                    $(37,076)        $(270,723)      $ (307,799)
                                      ========         =========       ==========

Net loss per Limited
  Partnership Unit                      $(4.82)           $(5.36)
                                        ======            ======

Weighted average number
  of Limited Partnership Units
  outstanding                            7,699            50,535
                                        ======            ======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                          $   5,000          $ 248,704          $ 253,704
  Settlement proceeds (Note 5)                             16,397            107,638            124,035
  Interest income                                             831              8,352              9,183
                                                        ---------          ---------          ---------

                                                           22,228            364,694            386,922
                                                        ---------          ---------          ---------


Expenses:
  Amortization of organization
    and equipment acquisition costs                         7,912             51,933             59,845
  Management fees-New Era                                  18,529            406,257            424,786
  General Partner's
    expense reimbursement                                     965              6,332              7,297
  Professional fees (Note 5)                                9,329             62,328             71,657
  Other operating expenses                                  1,188             15,372             16,560
                                                        ---------          ---------          ---------

                                                           37,923            542,222            580,145
                                                        ---------          ---------          ---------

Net loss                                                $ (15,695)         $(177,528)         $(193,223)
                                                        =========          =========          =========

Net loss -
  General Partner                                       $    (156)         $  (1,775)         $  (1,931)
                                                        =========          =========          =========

Net loss -
  Limited Partners                                      $ (15,539)         $(175,753)         $(191,292)
                                                        =========          =========          =========

Net loss per Limited
  Partnership Unit                                         $(2.02)            $(3.48)
                                                           ======             ======

Weighted average number
  of Limited Partnership Units
  outstanding                                               7,699             50,535
                                                           ======             ======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                               Liquidating       Continuing
                                                 Limited          Limited
                                                Partners          Partners           Total
                                                --------          --------           -----
Revenue:
  Lease income (loss)                           $  (5,619)        $  414,159       $  408,540
  Interest income                                   8,921            104,635          113,556
                                                ---------         ----------       ----------

                                                    3,302            518,794          522,096
                                                ---------         ----------       ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                23,734            155,798          179,532
  Management fees-New Era                          59,093            541,900          600,993
  General Partner's
    expense reimbursement                          10,296             67,588           77,884
  Professional fees                                20,903            149,665          170,568
  Other operating expenses                          2,548             21,208           23,756
  Provision for lease losses                         -               250,000          250,000
                                                ---------         ----------       ----------

                                                  116,574          1,186,159        1,302,733
                                                ---------         ----------       ----------

Net loss                                        $(113,272)        $ (667,365)      $ (780,637)
                                                =========         ==========       ==========

Net loss -
  General Partner                               $  (1,133)        $   (6,674)      $   (7,807)
                                                =========         ==========       ==========

Net loss -
  Limited Partners                              $(112,139)        $ (660,691)      $ (772,830)
                                                =========         ==========       ==========

Net loss per Limited
  Partnership Unit                                $(14.57)           $(13.07)
                                                  =======            =======

Weighted average number
  of Limited Partnership Units
  outstanding                                       7,699             50,535
                                                  =======            =======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----

Revenue:
  Lease income                                        $ 19,148         $  771,182          $ 790,330
  Settlement proceeds (Note 5)                          16,397            107,638            124,035
  Interest income                                        2,320             26,979             29,299
                                                     ---------         ----------          ---------

                                                        37,865            905,799            943,664
                                                     ---------         ----------          ---------


Expenses:
  Amortization of organization
    and equipment acquisition costs                     23,734            155,800            179,534
  Management fees-New Era                               58,127            870,860            928,987
  General Partner's
    expense reimbursement                                8,120             53,300             61,420
  Professional fees (Note 5)                            28,704            200,991            229,695
  Other operating expenses                               1,922             33,104             35,026
  Credit for lease losses                              (19,494)          (127,964)          (147,458)
                                                     ---------         ----------          ---------

                                                       101,113          1,186,091          1,287,204
                                                     ---------         ----------         ----------

Net loss                                             $ (63,248)        $ (280,292)         $(343,540)
                                                     =========         ==========          =========

Net loss -
  General Partner                                    $    (632)         $  (2,803)         $  (3,435)
                                                     =========          =========          =========

Net loss -
  Limited Partners                                   $ (62,616)         $(277,489)         $(340,105)
                                                     =========          =========          =========

Net loss per Limited
  Partnership Unit                                      $(8.13)           $ (5.49)
                                                        ======            =======

Weighted average number
  of Limited Partnership Units
  outstanding                                            7,699             50,535
                                                        ======            =======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                             Liquidating        Continuing
                                             General           Limited            Limited             Total
                                            Partner's         Partners'          Partners'          Partners'
                                              Equity           Equity             Equity             Equity
                                              ------           ------             ------             ------
Balance, December 31, 1995                 $(225,857)*       $ 733,761         $ 8,044,556         $ 8,552,460

  Distributions to partners
    (Note 3)                                 (16,119)             -             (1,138,099)         (1,154,218)
  Net loss                                    (7,807)         (112,139)           (660,691)           (780,637)
  Allocation of General
    Partner's equity                         249,783           (18,527)           (231,256)               -
                                            --------         ---------         -----------         -----------


Balance, September 30, 1996                $       -         $ 603,095         $ 6,014,510         $ 6,617,605
                                           =========         =========         ===========         ===========




* Balance as previously reported was $0 due to allocation of $17,394 and $208,463 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Cash flows from operating activities:
  Net loss                                             $(113,272)         $  (667,365)          $ (780,637)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                23,734              155,798              179,532
      Provision for lease losses                            -                 250,000              250,000
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                        (4,672)             (31,976)             (36,648)
        Lessee rental deposits                           (15,040)            (126,079)            (141,119)
        Due to management company                            130                  853                  983
                                                       ---------          -----------           ----------

                                                        (109,120)            (418,769)            (527,889)
                                                       ---------          -----------           ----------

Cash flows from investing activities:
  Principal collections on leases                         49,316            1,868,817            1,918,133
  Release of restricted cash                              44,363              291,209              335,572
                                                       ---------          -----------           ----------

                                                          93,679            2,160,026            2,253,705
                                                       ---------          -----------           ----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)                     -              (1,138,099)          (1,138,099)
  Distributions to General Partner                          -                 (16,119)             (16,119)
                                                       ---------          -----------           ----------
                                                            -              (1,154,218)          (1,154,218)
                                                       ---------          -----------           ----------

Net increase (decrease) in
  cash and cash equivalents                              (15,441)             587,039              571,598

Cash and cash equivalents:
  Beginning of year                                      469,897            1,079,361            1,549,258
                                                       ---------          -----------           ----------

  End of third quarter                                 $ 454,456          $ 1,666,400           $2,120,856
                                                       =========          ===========           ==========

(a) Distributions during the period were $0 per unit for Liquidating Limited Partners and $22.52 per unit for Continuing Limited Partners (see Note
       3).


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1995
                                  (Unaudited)

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Cash flows from operating activities:
  Net loss                                              $ (63,248)       $  (280,292)       $  (343,540)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                 23,734            155,800            179,534
      Credit for lease losses                             (19,494)          (127,964)          (147,458)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                         (5,249)           (18,999)           (24,248)
        Lessee rental deposits                             (8,020)           (44,184)           (52,204)
        Due to Management Company                             116             17,269             17,385
                                                        ---------        -----------        -----------

                                                          (72,161)          (298,370)          (370,531)
                                                        ---------        -----------        -----------

Cash flows from investing activities:
  Purchases of lease receivables                             -            (5,076,374)        (5,076,374)
  Principal collections on leases                         153,985          2,681,065          2,835,050
  Sale of leases (Note 4)                                  18,025          3,714,379          3,732,404
  Distribution of diverted and other assets                57,031            374,371            431,402
  Distribution of Datronic assets                           5,300             34,788             40,088
                                                       ----------       ------------       ------------

                                                          234,341          1,728,229          1,962,570
                                                       ----------       ------------       ------------

Cash flows from financing activities:
  Distributions to Limited Partners (a)                   (20,017)        (2,371,039)        (2,391,056)
  Distributions to General Partner                         (1,767)           (48,795)           (50,562)
                                                       ----------       ------------       ------------

                                                          (21,784)        (2,419,834)        (2,441,618)
                                                       ----------       ------------       ------------

Net increase (decrease) in cash
  and cash equivalents                                    140,396           (989,975)          (849,579)

Cash and cash equivalents:
  Beginning of year                                       320,268          1,801,421          2,121,689
                                                        ---------        -----------        -----------

  End of third quarter                                  $ 460,664        $   811,446        $ 1,272,110
                                                        =========        ===========        ===========

(a) Distributions during the period were $2.60 per unit for Liquidating Limited Partners and $46.92 per unit for Continuing Limited Partners (see Note 3).



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution and distributions to Continuing Limited Partners were reduced from an annual rate of 12.5% to an annual rate of 6% effective with the October 1, 1995 distribution. On October 1, 1996, the Partnership entered its Liquidating Phase. Accordingly, the Continuing Limited Partners received their last reduced Target Distribution on September 1, 1996 and their first Liquidating Distribution on October 1, 1996.

NOTE 4 - LEASE PORTFOLIO SALES:

During the nine months ended September 30, 1995, the Partnership, Fund XVIII, Fund XIX and Fund XX each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 12.25% which resulted in aggregate net proceeds of approximately $16.7 million. The Partnership's proceeds were approximately $3.7

                      DATRONIC FINANCE INCOME FUND I, L.P.

                         NOTES TO FINANCIAL STATEMENTS

million. Of this amount, approximately all of the proceeds were allocable to Continuing Limited Partners and invested in new leases.

NOTE 5 - SETTLEMENT WITH FORMER ATTORNEYS:

On August 10, 1995, the United States District Court of the Northern District of Illinois, Eastern Division, approved as fair, reasonable and adequate, a settlement with all the Datronic Partnerships and the Partnerships' former attorneys, Siegan, Barbakoff, Gomberg & Kane in the aggregate amount of $1,775,000 ($124,035 for the Partnership) or $2.13 per unit (see Note 6 to the Partnership's financial statements included in the 1995 Form 10-K). A total of $683,147 ($47,737 for the Partnership) of expenses consisting primarily of professional fees, were incurred in connection with this recovery resulting in a net recovery of $1,091,853 or $1.31 per unit. However, since the Partnerships had previously paid $239,397 ($16,729 for the Partnership) of these expenses, a total of $1,331,250 or $1.60 per unit was available for distribution. Accordingly, on October 1, 1995, the Partnership distributed $1.60 per unit to Liquidating Limited Partners and to Continuing Limited Partners. All settlement proceeds and all related expenses have been allocated to all unit holders of the Datronic Partnerships based on the number of limited partnership units owned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through September 30, 1996. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1996, Partnership assets were converted to cash in order to pay Partnership operating expenses and make distributions to the Continuing Limited Partners and General Partner and to increase cash balances to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Net investment in direct financing leases decreased approximately $2,168,000 during the nine months ended September 30, 1996. This decrease is primarily attributable to principal collections of approximately $1,918,000 and a provision for lease losses of $250,000.

Restricted cash of approximately $336,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1
- Legal Proceedings) and repayment to the Partnership with interest in June
1996.

Accounts payable and accrued expenses decreased approximately $37,000 during the nine months ended September 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $141,000 during the nine months ended September 30, 1996 primarily due to overpayments and security deposits returned to lessees.

In the aggregate, partners' equity decreased approximately $1.9 million during the nine months ended September 30, 1996 due to a net loss of approximately $781,000 and distributions to partners of approximately $1.2 million.

During the nine months ended September 30, 1996, the Partnership's operating activities resulted in a use of cash of approximately $528,000. This was due principally to a net loss of approximately $781,000 and decreases in accounts payable and security deposits of approximately $178,000 partially offset by non-cash expenses of approximately $180,000 relating to amortization and a provision of

$250,000 for lease losses. During the period, cash flows from investing activities aggregated approximately $2,254,000 relating to principal collections on leases of approximately $1,918,000 and the availability of restricted cash in the amount of approximately $336,000. Cash flows used for financing activities of approximately $1,154,000, consisted of distributions to Continuing Limited Partners of approximately $1,138,000 and the General Partner of approximately $16,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases and cash on hand. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Continuing Limited Partners were reduced to an annual rate of 6% effective with the October 1, 1995 distribution. On October 1, 1996, the Partnership entered the Liquidating Phase. Accordingly, the Continuing Limited Partners received their last reduced Target Distribution on September 1, 1996 and their first Liquidating Distribution on October 1, 1996. Distributions to the Liquidating Limited Partners were suspended and distributions to the Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The provisions of the Amended Partnership Agreement require the Partnership to enter its liquidating phase if full Target Distributions are not met for four consecutive calendar quarters. In addition, lease reinvestment activity is prohibited during the liquidating phase and in any period in which full Target Distributions have not been paid.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statement included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the September 30, 1996 Balance Sheets (see financial statement included in Item 1).

Results of Operations

Lease income decreased approximately $150,000 and $382,000 for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995. These decreases are primarily due to a decline in the lease portfolios and provisions of $45,000 and $36,000 recorded in the second and third quarter, respectively, of 1996 to provide for the return of lessee overpayments previously recorded as lease income.

Settlement proceeds of approximately $124,000 resulted from a settlement with the Partnership's former attorney's. See Note 5 to the financial statements included in Item 1.

Interest income increased approximately $15,000 and $84,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The increase for the three months ended September 30, 1996 is primarily due to additional interest earned due to higher cash balances. The increase for the nine months ended September 30, 1996 is primarily due to the recognition in the second quarter of 1996 of interest previously earned on restricted cash balances and additional interest earned due to higher cash balances.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $195,000 and $601,000 for the three and nine months ended September 30, 1996, respectively, as compared to $425,000 and $929,000 for the same periods in 1995. The decreases are attributable to declining Partnership activity and the cessation of lease acquisitions in September 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and nine months ended September 30, 1996 were approximately $20,000 and $94,000, respectively, ($11,000 and $78,000, respectively, representing the General Partner's expense reimbursement and $9,000 and $16,000, respectively, representing LRC's 1% cash flow available for distribution) as compared to

$58,000 and $115,000, respectively, ($7,000 and $61,000, respectively, representing the General Partner's expense reimbursement and $51,000 and $54,000, respectively, representing LRC's 1% of cash flow available for distribution) for the three and nine months ended September 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional Fees decreased approximately $31,000 and $59,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys (see
Note 5 to the financial statements included in Item 1).

The provision (credit) for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios. Increased provisions for lease losses in 1996 reflect increases in past due and deficient leases. In 1995, actual collections for certain leases were in excess of those anticipated in prior years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

None.

ITEM 3.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                    DATRONIC FINANCE INCOME FUND I, L.P.
                    Registrant





            By:     DONALD D. TORISKY
                 ---------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Finance Income Fund I, L.P.




            By:     DOUGLAS E. VAN SCOY
                 ---------------------------------------
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Finance Income Fund I, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                        Commission for Information only
                                        and not filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant





        By: ____________________________________
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Finance Income Fund I, L.P.




        By: ___________________________________
            Douglas E. Van Scoy
            Chief Financial Officer and Director
            New Era Funding Corp.
            Managing Agent of
            Datronic Finance Income Fund I, L.P.