Form 10-K405
period 1996-12-31
DATRONIC FINANCE INCOME FUND I LP
filed 1997-03-26
CIK 870255

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

Commission File Number 0-21276

                      DATRONIC FINANCE INCOME FUND I, L.P.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

     Delaware                                           36-3744792
 -----------------------------------------------------------------------------
  State or other                                    (I.R.S. Employer
  jurisdiction of                                    Identification No.)
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois          60173
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
       NONE                                     NONE
----------------------            --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I
ITEM 1 - BUSINESS

Datronic Finance Income Fund I, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on November 21, 1990. The Partnership offered Units of Limited Partnership Interests (the "Units") during 1991 and early 1992 raising $29,117,000 of limited partner funds.

As more fully described in Part II, Item 8, Notes 1, 3, 5 and 6 during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp., the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and TELIF for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership.

The Partnership was formed to acquire finance leases for a variety of low-technology, high-technology and other equipment. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional finance leases. During the Partnership's Liquidating Phase, which began October 1, 1996, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidating Phase, the Partnership began the orderly liquidation of the Partnership's assets.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Since the Partnership ceased investing in leases effective October 1995, a discussion of sources and availability of leases, backlog and competition is not material to an understanding of the Partnership's future activity.


The Partnership has no employees. Lease Resolution Corporation ("LRC"), the General Partner, employed 47 persons at December 31, 1996 all of whom attend to the operations of the Datronic

Partnerships.

ITEM 2 - PROPERTIES

Effective March 1, 1997 the Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Prior to March 1, 1997, the Partnership's operations were located in leased premises of approximately 23,000 square feet owned by, and leased from an affiliate of New Era Funding Corp. ("New Era"), the former managing agent, in Hoffman Estates, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 3) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 5 for a discussion of material legal proceedings involving the Partnership.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

         Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.


As of December 31, 1996, the Partnership estimates that there were approximately 1,764 record owners of Units.

         Distributions

Reference is made to Part II, Item 8, Notes 6 and 7 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993, and 1992 and for the five years then ended. The amounts presented as of December 31, 1996, 1995, 1994 and 1993 and for the years then ended are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. As indicated on the table, prior to the Settlement on March 4, 1993, there was a single class of limited partner units. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                               For the years ended December 31,
                                                 1996          1995           1994           1993          1992
                                                 ----          ----           ----           ----          ----
Total Revenue                                 $   659       $ 1,177       $  1,367        $ 2,362       $ 2,791

Total Expenses                                  2,067         2,000          2,278          2,644         2,578
                                              -------       -------       --------        -------       -------

Net earnings (loss)                            (1,408)      $  (823)      $   (911)       $  (282)      $   213
                                              =======       =======       ========        =======       =======

Net earnings (loss)
 per Unit                                                                                               $  3.75
                                                                                                        =======

 Class A                                      $(25.07)      $(13.64)      $ (15.21)      $   1.74
                                              =======       =======       ========       ========
 Class B                                      $(23.76)      $(14.05)      $ (15.53)      $  (5.78)
                                              =======       =======       ========       ========
 Class C                                      $(23.76)      $(14.05)      $ (15.53)      $  (5.78)
                                              =======       =======       ========       ========


Distributions per Unit
 (per year)                                                                                             $ 62.50
                                                                                                        =======

 Class A                                      $     -       $  4.20       $ 114.44       $ 134.42
                                              =======       =======       ========       ========
 Class B                                      $ 30.26       $ 56.00       $  62.49       $  62.45
                                              =======       =======       ========       ========
 Class C                                      $ 28.78       $ 56.00       $  62.49       $  62.45
                                              =======       =======       ========       ========

Weighted average number
 of Units outstanding                                                                                    56,297
                                                                                                        =======

 Class A                                        7,699         7,699          7,699          7,699
                                              =======       =======       ========       ========
 Class B                                       50,475        50,475         50,475         50,475
                                              =======       =======       ========       ========
 Class C                                           60            60             60             60
                                              =======       =======       ========       ========
Balance Sheet Data
------------------
 (in thousands)                                                       December 31,
                                                1996           1995           1994           1993          1992
                                                ----           ----           ----           ----          ----
Total assets                                  $ 5,857       $ 9,003       $ 12,870        $17,840       $23,114
                                              =======       =======       ========        =======       =======

Total liabilities                             $   262       $   450       $    552        $   504       $ 1,247
                                              =======       =======       ========        =======       =======

Partners' equity                              $ 5,595       $ 8,553       $ 12,318        $17,336       $21,867
                                              =======       =======       ========        =======       =======

Book value per Unit                                                                                     $375.63
                                                                                                        =======

  Class A                                     $ 70.23       $ 95.30       $ 112.15        $242.91
                                              =======       =======       ========        =======
  Class B                                     $105.18       $159.18       $ 228.04        $307.32
                                              =======       =======       ========        =======
  Class C                                     $113.90       $167.90       $ 236.76        $316.04
                                              =======       =======       ========        =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $1,407,809 in 1996 ($25.07 loss per Class A Unit and $23.76 loss per Class B and Class C Units), as compared to a net loss of $823,311 in 1995 ($13.64 loss per Class A Unit and $14.05 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases ("New Investments") since the date of the Settlement on March 4, 1993). Significant factors influencing the 1996 results from operations included the following:

  . Lease income decreased $488,097 to $525,104 in 1996 compared to $1,013,201 in 1995. The decrease is attributable to the declining lease portfolio and a provision of $85,000 recorded to provide for the return of lessee overpayments previously reported as income.

  . Settlement proceeds of $124,035 in 1995 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  . Interest income increased $94,206 to $133,505 in 1996 compared to $39,299 in 1995. The increase is primarily due to the recognition of interest previously earned on restricted cash balances and additional interest earned due to higher cash balances.

  . Amortization expense decreased $59,846 to $179,532 in 1996 compared to $239,378 in 1995. The decrease results from organization and lease acquisition costs becoming fully amortized as of September 30, 1996.

  . Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. These fees are affected by the amount of leases acquired during the period for Continuing Limited Partners and the amount of service performed for the Partnership. The Management Agreement with New Era was terminated on June 30,1996. See Note 8 to the Partnership's financial statements included in Item 8 for a discussion of the Management Termination Agreement. Management fees-New Era decreased $168,520 to $955,112 in 1996 compared to $1,123,632 in 1995. The overall decrease results from a $127,000 decrease in reinvestment fees caused by the cessation of reinvestment in 1995, a decrease in the amount of service provided and the reduced time period in which New Era managed the activities of the Partnership in 1996. These decreases are partially offset by the Partnership's payment of approximately $550,000 in management termination fees and non-compete fees.

  . General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner in excess of general partner distributions. As further detailed in Note 6 to the Partnership's financial statements included in Item 8, during 1996 the Partnership paid LRC an aggregate of $336,892 consisting of general partner expense reimbursement of $315,864 and general partner distributions of $21,028. During 1995 the Partnership paid LRC an aggregate of $123,448 consisting of general partner expense reimbursement of $43,699 and general partner distributions of $79,749. Accordingly, aggregate payments to LRC increased $213,444 to $336,892 in 1996 as compared to $123,448 in 1995.
    The increase results from expenses of approximately $241,000 incurred to manage the day-to-day operations of the Partnership beginning July 1, 1996 due to the termination of the management agreement with New Era described above, partially offset by an overall decrease in all other expenses of approximately $28,000.

  . Professional fees-Litigation decreased $39,705 to $77,894 in 1996 from $117,599 in 1995. This decrease is primarily due to the fees paid in 1995 in connection with the Settlement with the Partnership's former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  . The provision for lease losses increased by $235,966 to $250,000 in 1996 compared to $14,034 in 1995. This increase is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio.

  . Provision for loss on Diverted and other assets decreased $161,595 to $71,820 in 1996 from $233,415 in 1995. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Year ended December 31, 1995 compared to year ended December 31, 1994

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $823,311 in 1995 ($13.64 loss per Class A Unit and $14.05 loss per Class B and Class C Units), as compared to a net loss of $911,037 in 1994 ($15.21 loss per Class A Unit and $15.53 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases (New Investments) since the date of the Settlement on March 4, 1993). Significant factors influencing the 1995 results from operations included the following:

  . Lease income decreased $148,391 to $1,013,201 in 1995 compared to $1,161,592 in 1994. The decrease is attributable to the declining lease portfolio during 1995 as compared to 1994.

  . Settlement proceeds of $124,035 resulted from a settlement with the Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  . Interest income decreased $166,603 to $39,299 in 1995 compared to $205,902 in 1994. The decrease is primarily attributable to the repayment of the Partnership's investment in commercial lease paper during 1994.

  . Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. Management fees-New Era increased $36,392 to $1,123,632 in 1995 compared to $1,087,240 in 1994. These fees are affected by the amount of leases acquired during the period for Continuing Limited Partners and the amount of service performed for the Partnership. See Note 8 to the Partnership's financial statements included in Item 8.

  . General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner of the Partnership in excess of distributions of 1% of Cash Flow Available for Distribution.
    Such amounts are paid in accordance with the Settlement. General Partner's expense reimbursement decreased $28,009 to $43,699 in 1995 compared to $71,708 in 1994. LRC's expenses are allocated to the Partnerships for which LRC's activities are most directly performed.

  . Professional fees-Litigation of $117,599 in 1995 and $69,811 in 1994 are fees paid in 1995 in connection with the Datronic Partnership's litigation discussed in Note 5 to the Partnership's financial statements included in
    Item 8.

  . Professional fees-Other decreased $163,182 to $186,496 in 1995 from $349,678 in 1994. This decrease is due to decreases in legal fees-collections of $57,028, audit fees of $18,895, consulting fees of $64,585 and other legal matters of $22,674.

  . The provision for lease losses decreased by $282,822 to $14,034 in 1995 compared to $296,856 in 1994. This is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio.

  . Provision for loss on Diverted and Other Assets increased $118,503 to $233,415 in 1995 from $114,912 in 1994. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.


Financial Condition at December 31, 1996

The Partnership's operating activities were initially funded by limited partner contributions. The Partnership closed its public offering on March 21, 1992 after raising $29 million in gross proceeds from limited partners.

During 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses and distributions to limited partners.

During 1996, the Partnership's cash and cash equivalents increased by $71,971 to $1,621,229 at December 31, 1996 from $1,549,258 at December 31, 1995. This increase is primarily due to cash receipts from direct financing leases of $2,417,946 and release of restricted cash of $335,572 partially offset by negative cash flow from operations of $1,132,421 and distributions to partners of $1,549,126 (including approximately $21,000 to LRC).

During 1996, the Partnership's net investment in direct financing leases decreased by $2,667,946 to $3,103,928 at December 31, 1996 from $5,771,874 at
December 31, 1995. This decrease is attributable to principal collections of approximately $2.4 million and a $250,000 provision for lease losses.

During 1996, Diverted and other assets, net, decreased by $71,820 to $1,094,533 at December 31, 1996 from $1,166,353 at December 31, 1995. This decrease is attributable to a decline in the estimated net realizable value of the Recovered Assets held for the benefit of the Partnerships. See Note 3 to the Partnership's financial statements included in Item 8.

Restricted cash decreased by $335,572 to zero at December 31, 1996 due to the removal of claims against such cash (see Note 4 to the

Partnership's financial statements included in Item 8) and distribution of such cash to the Partnership with interest in June 1996.

Organization and acquisition costs decreased $45,309 and $134,223, respectively, due to amortization of such costs to expenses during 1996. Organization and amortization costs became fully amortized as of September 30, 1996.

Lessee rental deposits decreased $180,498 resulting from payments made to lessees.

Partners' equity decreased approximately $2.9 million during 1996 due to distributions to partners of approximately $1.5 million and a net loss for the year of approximately $1.4 million.


Liquidity and Capital Resources

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Class A Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Class B and Class C Limited Partners will be suspended after the April 1, 1997 distribution. In the event the Partnership accumulates funds in excess of those required for normal operating obligations, the ongoing pursuit of litigation and an orderly liquidation of the Partnership, distributions will be made at the appropriate time.

During 1996, the Partnership's operating activities resulted in a use of $1,132,421 of cash. This was due principally to a net loss of $1,407,809 reduced by non-cash expenses of $501,352 relating principally to amortization, provisions for lease losses and loss on Diverted and other assets partially offset by increases in accounts payable, accrued expenses, lessee rental
deposits and due from management company of $225,964.   During the period, cash
flows from investing activities totalled $2,753,518 relating primarily to principal collections on leases of $2,417,946 and release of restricted cash of $335,572. Cash flows used for financing activities during 1996 of $1,549,126 consisted of distributions to limited partners of $1,528,098 and to the general partner of $21,028.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in Item 8). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners after April 1, 1997. However, it is likely that the amount of future distributions after April 1, 1997, if any, to the Limited Partners will be significantly less than the amount of Partners' Equity reflected in the December 31, 1996 Balance Sheets (see financial statement included in Item 8).


Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                          Page(s)
                                                          -------
Audited Financial Statements:

  Report of Independent Accountants                       13-14

  Balance Sheets
    In Total for All Classes
    of Limited Partners at December 31,
    1996 and 1995                                           15

    By Class of Limited Partner
      December 31, 1996                                     16

      December 31, 1995                                     17

  Statements of Revenue and Expenses
    In Total for All Classes of Limited Partners
    for the years ended December 31,
    1996, 1995 and 1994                                     18

  By Class of Limited Partner for the years ended
    December 31, 1996                                       19

    December 31, 1995                                       20

    December 31, 1994                                       21

  Statements of Changes in Partners' Equity
    for the years ended December 31,
    1996, 1995 and 1994                                     22

  Statements of Cash Flows
    In Total for All Classes of Limited Partners
    for the years ended December 31,
    1996, 1995 and 1994                                     23

    By Class of Limited Partner for the years ended
      December 31, 1996                                     24

      December 31, 1995                                     25

      December 31, 1994                                     26

  Notes to Financial Statements                            27-46

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Finance Income Fund I, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC FINANCE INCOME FUND I, L.P. ("the Partnership") as of December 31, 1996 and 1995 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1996 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note 6 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Note 3, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX, L.P., and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 12, 1997

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                        December 31,
                                                                  --------------------------
                                                                  1996                  1995
                                                                  ----                  ----
ASSETS
------

Cash and cash equivalents                                      $1,621,229            $1,549,258
Due from management company                                        37,353                     -
Net investment in direct
  financing leases                                              3,103,928             5,771,874
Diverted and other assets, net                                  1,094,533             1,166,353
Restricted cash                                                         -               335,572
Datronic assets, net                                                    -                     -
Organization costs, net of
  accumulated amortization
  of $291,084 and $245,775                                              -                45,309
Acquisition costs, net of
  accumulated amortization
  of $960,597 and $826,374                                              -               134,223
                                                               ----------            ----------

                                                               $5,857,043            $9,002,589
                                                               ==========            ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                             $   63,423            $   71,256
Lessee rental deposits                                            198,095               378,593
Due to management company                                               -                   280
                                                               ----------            ----------

     Total liabilities                                            261,518               450,129

Total Partners' equity                                          5,595,525             8,552,460
                                                               ----------            ----------

                                                               $5,857,043            $9,002,589
                                                               ==========            ==========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner


                                                                        December 31, 1996
                                                          --------------------------------------------

                                                          Liquidating         Continuing
                                                           Limited            Limited
                                                           Partners           Partners           Total
                                                           --------           --------           -----
ASSETS
------

Cash and cash equivalents                              $  388,154         $1,233,075         $1,621,229
Due from management company                                 3,725             33,628             37,353
Net investment in direct
  financing leases                                         12,084          3,091,844          3,103,928
Diverted and other assets, net                            144,697            949,836          1,094,533
Datronic assets, net                                            -                  -                  -
                                                       ----------         ----------         ----------

                                                       $  548,660         $5,308,383         $5,857,043
                                                       ==========         ==========         ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                     $    7,019         $   56,404         $   63,423
Lessee rental deposits                                     20,240            177,855            198,095
                                                       ----------         ----------         ----------


Total liabilities                                          27,259            234,259            261,518

Total partners' equity                                    521,401          5,074,124          5,595,525
                                                       ----------         ----------         ----------

                                                       $  548,660         $5,308,383         $5,857,043
                                                       ==========         ==========         ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner


                                                                       December 31, 1995
                                                           --------------------------------------------

                                                           Liquidating         Continuing
                                                            Limited            Limited
                                                            Partners           Partners           Total
                                                            --------           --------           -----
ASSETS
------

Cash and cash equivalents                                $469,897         $1,079,361         $1,549,258
Net investment in direct
  financing leases                                         72,639          5,699,235          5,771,874
Diverted and other assets, net                            154,191          1,012,162          1,166,353
Restricted cash                                            44,363            291,209            335,572
Datronic assets, net                                            -                  -                  -
Organization costs, net of
  accumulated amortization of
  $32,491 and $213,284,
  respectively                                              5,990             39,319             45,309
Acquisition costs, net of
  accumulated amortization of
  $109,247 and $717,127,
  respectively                                             17,744            116,479            134,223
                                                         --------           --------         ----------

                                                         $764,824         $8,237,765         $9,002,589
                                                         ========         ==========         ==========

LIABILITIES AND PARTNERS' EQUITY
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

                    DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF REVENUE AND EXPENSES
                 IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                              For the years ended December 31,
                                                                      ------------------------------------------
                                                                      1996              1995                1994
                                                                      ----              ----                ----
Revenue:
  Lease income                                                    $   525,104        $1,013,201         $1,161,592
  Settlement proceeds                                                    -              124,035               -
  Interest income                                                     133,505            39,299            205,902
                                                                  -----------        ----------         ----------

                                                                      658,609         1,176,535          1,367,494
                                                                  -----------        ----------         ----------

Expenses:
  Amortization of organization and
    lease acquisition costs                                           179,532           239,378            239,378
  Management fees-New Era                                             955,112         1,123,632          1,087,240
  General Partner's
    expense reimbursement                                             315,864            43,699             71,708
  Professional fees-Litigation                                         77,894           117,599             69,811
  Professional fees-Other                                             188,782           186,496            349,678
  Other operating expenses                                             27,414            41,593             48,948
  Provision for lease losses                                          250,000            14,034            296,856
  Provision for loss on Diverted
    and other assets                                                   71,820           233,415            114,912
                                                                  -----------        ----------         ----------

                                                                    2,066,418         1,999,846          2,278,531
                                                                  -----------        ----------         ----------

Net loss                                                          $(1,407,809)       $ (823,311)        $ (911,037)
                                                                  ===========        ==========         ==========

Net loss General Partner                                          $   (14,078)       $   (8,233)        $   (9,111)
                                                                  ===========        ==========         ==========

Net loss Limited Partners                                         $(1,393,731)       $ (815,078)        $ (901,926)
                                                                  ===========        ==========         ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                                         Liquidating       Continuing
                                                           Limited           Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Revenue:
  Lease income                                            $  (5,123)       $   530,227       $   525,104
  Interest income                                            10,211            123,294           133,505
                                                          ---------        -----------       -----------

                                                              5,088            653,521           658,609
                                                          ---------        -----------       -----------

Expenses:
  Amortization of organization
    and lease acquisition costs                              23,734            155,798           179,532
  Management fees-New Era                                    96,922            858,190           955,112
  General Partner's
    expense reimbursement                                    34,044            281,820           315,864
  Professional fees-Litigation                               10,298             67,596            77,894
  Professional fees-Other                                    22,538            166,244           188,782
  Other operating expenses                                    3,024             24,390            27,414
  Provision for lease losses                                      -            250,000           250,000
  Provision for loss on Diverted
    and other assets                                          9,494             62,326            71,820
                                                          ---------        -----------       -----------

                                                            200,054          1,866,364         2,066,418
                                                          ---------        -----------       -----------

Net loss                                                  $(194,966)       $(1,212,843)      $(1,407,809)
                                                          =========        ===========       ===========

Net loss-General Partner                                  $  (1,950)       $   (12,128)      $   (14,078)
                                                          =========        ===========       ===========

Net loss-Limited Partners                                 $(193,016)       $(1,200,715)      $(1,393,731)
                                                          =========        ===========       ===========

Net loss per Limited Partnership
  unit                                                      $(25.07)           $(23.76)
                                                            =======            =======

Weighted average number of
  units outstanding                                           7,699             50,535
                                                            =======            =======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                                          Liquidating       Continuing
                                                           Limited           Limited
                                                           Partners          Partners           Total
                                                           --------          --------           -----
Revenue:
  Lease income                                            $  23,052         $  990,149        $1,013,201
  Settlement proceeds                                        16,397            107,638           124,035
  Interest income                                             3,089             36,210            39,299
                                                          ---------         ----------        ----------

                                                             42,538          1,133,997         1,176,535
                                                          ---------         ----------        ----------
Expenses:
  Amortization of organization
    and lease acquisition costs                              31,645            207,733           239,378
  Management fees-New Era                                    77,692          1,045,940         1,123,632
  General Partner's
    expense reimbursement                                     5,777             37,922            43,699
  Professional fees-Litigation                               15,547            102,052           117,599
  Professional fees-Other                                    22,466            164,030           186,496
  Other operating expenses                                    2,654             38,939            41,593
  Provision (credit) for lease losses                       (38,002)            52,036            14,034
  Provision for loss on Diverted
    and other assets                                         30,858            202,557           233,415
                                                          ---------         ----------        ----------

                                                            148,637          1,851,209         1,999,846
                                                          ---------         ----------        ----------

Net loss                                                  $(106,099)        $ (717,212)       $ (823,311)
                                                          =========         ==========        ==========

Net loss-General Partner                                  $  (1,061)        $   (7,172)       $   (8,233)
                                                          =========         ==========        ==========

Net loss-Limited Partners                                 $(105,038)        $ (710,040)       $ (815,078)
                                                          =========         ==========        ==========

Net loss per Limited Partnership
  unit                                                      $(13.64)           $(14.05)
                                                            =======            =======

Weighted average number of
  units outstanding                                           7,699             50,535
                                                            =======            =======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                             Liquidating          Continuing
                                                               Limited             Limited
                                                               Partners            Partners             Total
                                                               --------            --------             -----
Revenue:
  Lease income                                                $  62,924           $1,098,668         $1,161,592
  Interest income                                                26,532              179,370            205,902
                                                              ---------           ----------         ----------

                                                                 89,456            1,278,038          1,367,494
                                                              ---------           ----------         ----------
Expenses:
  Amortization of organization
    and lease acquisition costs                                  31,646              207,732            239,378
  Management fees-New Era                                        84,180            1,003,060          1,087,240
  General Partner's
    expense reimbursement                                         9,480               62,228             71,708
  Professional fees-Litigation                                    9,229               60,582             69,811
  Professional fees-Other                                        45,465              304,213            349,678
  Other operating expenses                                        5,663               43,285             48,948
  Provision for lease losses                                      6,855              290,001            296,856
  Provision for loss on Diverted
    and other assets                                             15,191               99,721            114,912
                                                              ---------          -----------         ----------

                                                                207,709            2,070,822          2,278,531
                                                              ---------          -----------         ----------

Net loss                                                      $(118,253)         $  (792,784)        $ (911,037)
                                                              =========          ===========         ==========

Net loss-General Partner                                      $  (1,183)         $    (7,928)        $   (9,111)
                                                              =========          ===========         ==========

Net loss-Limited Partners                                     $(117,070)         $  (784,856)        $ (901,926)
                                                              =========          ===========         ==========

Net loss per Limited Partnership
  unit                                                          $(15.21)             $(15.53)
                                                                =======              =======

Weighted average number of units
  outstanding                                                     7,699               50,535
                                                                =======              =======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                                      Liquidating          Continuing
                                                       General          Limited             Limited               Total
                                                      Partner's        Partners'           Partners'            Partners'
                                                        Equity           Equity              Equity               Equity
                                                        ------           ------              ------               ------
Balance, December 31, 1993                             $      -        $1,862,573          $15,473,990         $17,336,563

  Distributions to partners                             (61,398)         (881,979)          (3,164,448)         (4,107,825)
  Net loss                                               (9,111)         (117,070)            (784,856)           (911,037)
  Allocation of General Partner
    Equity                                               70,509            (6,952)             (63,557)                  -
                                                       --------        ----------          -----------         -----------

Balance, December 31, 1994                                    -           856,572           11,461,129          12,317,701
                                                       --------        ----------          -----------         -----------

  Distributions to partners                             (79,749)          (32,336)          (2,829,845)         (2,941,930)
  Net loss                                               (8,233)         (105,038)            (710,040)           (823,311)
  Allocation of General Partner
    Equity                                               87,982            (2,831)             (85,151)                  -
                                                       --------        ----------          -----------         -----------

Balance, December 31, 1995                                    -           716,367            7,836,093           8,552,460
                                                       --------        ----------          -----------         -----------

  Distributions to partners                             (21,028)               -            (1,528,098)         (1,549,126)
  Net loss                                              (14,078)         (193,016)          (1,200,715)         (1,407,809)
  Allocation of General Partner
    Equity                                               35,106            (1,950)             (33,156)                  -
                                                       --------        ----------          -----------         -----------



Balance, December 31, 1996                             $      -        $  521,401          $ 5,074,124         $ 5,595,525
                                                       ========        ==========          ===========         ===========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                            For the years ended December 31,
                                                                        ----------------------------------------

                                                                        1996               1995             1994
                                                                        ----               ----             ----
Cash flows from operating activities:
  Net loss                                                          $(1,407,809)       $  (823,311)     $  (911,037)
  Adjustments to reconcile net
    loss to net cash used in
      operating activities:
      Amortization expense                                              179,532            239,378          239,378
      Provision for lease losses                                        250,000             14,034          296,856
      Provision for loss on
        Diverted and other assets                                        71,820            233,415          114,912
      Changes in assets and
          liabilities:
        Accounts payable and
          accrued expenses                                               (7,833)            (5,709)          29,961
        Lessee rental deposits                                         (180,498)           (94,433)         (20,272)
        Due to/from management company                                  (37,633)            (2,173)         (11,787)
                                                                    -----------        -----------      -----------

                                                                     (1,132,421)          (438,799)        (261,989)
                                                                    -----------        -----------      -----------

Cash flows from investing activities:
  Purchases of lease receivables                                              -         (5,076,374)      (4,957,651)
  Principal collections on leases                                     2,417,946          3,680,778        4,032,170
  Sales of leases                                                             -          3,732,404          633,069
  Distribution of Diverted and other
     assets                                                                   -            431,402                -
  Distribution of Datronic assets                                             -             40,088           52,936
  Repayments of commercial lease paper                                        -                  -        3,574,378
  Release of restricted cash                                            335,572                  -                -
                                                                    -----------        -----------      -----------


                                                                      2,753,518          2,808,298        3,334,902
                                                                    -----------        -----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners                                  (1,528,098)        (2,862,181)      (4,046,427)
  Distributions to General Partner                                      (21,028)           (79,749)         (61,398)
                                                                    -----------        -----------      -----------

                                                                     (1,549,126)        (2,941,930)      (4,107,825)
                                                                    -----------        -----------      -----------

Net increase (decrease) in
   cash and cash equivalents                                             71,971           (572,431)      (1,034,912)
Cash and cash equivalents:
  Beginning of year                                                   1,549,258          2,121,689        3,156,601
                                                                    -----------        -----------      -----------

  End of year                                                       $ 1,621,229        $ 1,549,258      $ 2,121,689
                                                                    ===========        ===========      ===========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                                     Liquidating        Continuing
                                                                       Limited            Limited
                                                                      Partners           Partners               Total
                                                                      --------           --------               -----
Cash flows from operating activities:
  Net loss                                                         $   (194,966)       $(1,212,843)        $(1,407,809)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                               23,734            155,798             179,532
      Provision for lease losses                                           -               250,000             250,000
      Provision for loss on Diverted
        and other assets                                                  9,494             62,326              71,820
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                                 (915)            (6,918)             (7,833)
        Lessee rental deposits                                          (20,246)          (160,252)           (180,498)
        Due to/from management company                                   (3,762)           (33,871)            (37,633)
                                                                   -------------       -----------         -----------

                                                                       (186,661)          (945,760)         (1,132,421)
                                                                   ------------        -----------         -----------

Cash flows from investing activities:
  Principal collections on leases                                        60,555          2,357,391           2,417,946
  Release of restricted cash                                             44,363            291,209             335,572
                                                                   ------------        -----------         -----------
                                                                        104,918          2,648,600           2,753,518

Cash flows from financing activities:
  Distributions to Limited Partners                                        -            (1,528,098)         (1,528,098)
  Distributions to General Partner                                         -               (21,028)            (21,028)
                                                                   ------------        -----------         -----------

                                                                           -            (1,549,126)         (1,549,126)
                                                                   ------------        -----------         -----------
Net increase (decrease) in cash
  and cash equivalents                                                  (81,743)           153,714              71,971
Cash and cash equivalents:
  Beginning of year                                                     469,897          1,079,361           1,549,258
                                                                   ------------        -----------         -----------

  End of year                                                      $    388,154        $ 1,233,075         $ 1,621,229
                                                                   ============        ===========         ===========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                      BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                                      Liquidating        Continuing
                                                                        Limited            Limited
                                                                       Partners           Partners               Total
                                                                       --------           --------               -----
Cash flows from operating activities:
  Net loss                                                             $(106,099)       $  (717,212)         $  (823,311)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                                31,645            207,733              239,378
      Provision (credit) for lease losses                                (38,002)            52,036               14,034
      Provision for loss on Diverted
        and other assets                                                  30,858            202,557              233,415
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                                  (267)            (5,442)              (5,709)
        Lessee rental deposits                                           (12,162)           (82,271)             (94,433)
        Due to/from management company                                       (80)            (2,093)              (2,173)
                                                                       ---------        -----------          -----------

                                                                         (94,107)          (344,692)            (438,799)
                                                                       ---------        -----------          -----------

Cash flows from investing activities:
  Purchases of lease receivables                                               -         (5,076,374)          (5,076,374)
  Principal collections on leases                                        197,486          3,483,292            3,680,778
  Sales of leases                                                         18,025          3,714,379            3,732,404
  Distribution of Diverted and other
    assets                                                                57,031            374,371              431,402
  Distribution of Datronic assets                                          5,300             34,788               40,088
                                                                       ---------        -----------          -----------

                                                                         277,842          2,530,456            2,808,298
                                                                       ---------        -----------          -----------

Cash flows from financing activities:
  Distributions to Limited Partners                                      (32,336)        (2,829,845)          (2,862,181)
  Distributions to General Partner                                        (1,770)           (77,979)             (79,749)
                                                                       ---------        -----------          -----------

                                                                         (34,106)        (2,907,824)          (2,941,930)
                                                                       ---------        -----------          -----------
Net increase (decrease) in cash
  and cash equivalents                                                   149,629           (722,060)            (572,431)
Cash and cash equivalents:
  Beginning of year                                                      320,268          1,801,421            2,121,689
                                                                       ---------        -----------          -----------

  End of year                                                          $ 469,897        $ 1,079,361          $ 1,549,258
                                                                       =========        ===========          ===========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                                       Liquidating         Continuing
                                                                         Limited            Limited
                                                                        Partners            Partners           Total
                                                                        --------            --------           -----
Cash flows from operating activities:
  Net loss                                                            $  (118,253)        $  (792,784)     $  (911,037)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                                 31,646             207,732          239,378
      Provision for lease losses                                            6,855             290,001          296,856
      Provision for loss on Diverted
        and other assets                                                   15,191              99,721          114,912
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                                   (683)             30,644           29,961
        Lessee rental deposits                                             (3,145)            (17,127)         (20,272)
        Due to/from management company                                       (104)            (11,683)         (11,787)
                                                                      -----------         -----------      -----------

                                                                          (68,493)           (193,496)        (261,989)
                                                                      -----------         -----------      -----------

Cash flows from investing activities:
  Purchases of lease receivables                                                -          (4,957,651)      (4,957,651)
  Principal collections on leases                                         334,209           3,697,961        4,032,170
  Sales of leases                                                          36,764             596,305          633,069
  Distribution of Datronic assets                                           6,998              45,938           52,936
  Repayments of commercial lease paper                                    472,533           3,101,845        3,574,378
                                                                      -----------         -----------      -----------

                                                                          850,504           2,484,398        3,334,902
                                                                      -----------         -----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners                                      (881,979)         (3,164,448)      (4,046,427)
  Distributions to General Partner                                         (5,768)            (55,630)         (61,398)
                                                                      -----------         -----------      -----------

                                                                         (887,747)         (3,220,078)      (4,107,825)
                                                                      -----------         -----------      -----------
Net decrease in cash and cash
  equivalents                                                            (105,736)           (929,176)      (1,034,912)
Cash and cash equivalents:
  Beginning of year                                                       426,004           2,730,597        3,156,601
                                                                      -----------         -----------      -----------

  End of year                                                         $   320,268         $ 1,801,421      $ 2,121,689
                                                                      ===========         ===========      ===========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

NOTE 1 - ORGANIZATION:

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of acquiring and leasing both high- and low-technology equipment.

Concurrent with the commencement of the Liquidating Phase of the Partnership on October 1, 1996, the Partnership ceased new investments in equipment and began the orderly liquidation of all Partnership assets.

Datronic Rental Corporation ("DRC" or "Datronic") was the general partner of the Partnership through March 4, 1993 and, as such, managed and controlled all of the Partnership's day-to-day operations. DRC was also the general partner of the following public limited partner income funds: Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, and XX (herein referred to as "Fund XVI", "Fund XVII", "Fund XVIII", "Fund XIX", and "Fund XX", respectively, and collectively, along with the Partnership, the "Datronic Partnerships"). DRC served as co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF"), which was formed to acquire identified equipment and leases.

In connection with a partial settlement of a class action lawsuit (see Note 5) DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as the general partner of the Datronic Partnerships.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 6). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partners as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partners for the three years ended December 31, 1996 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

has been allocated to each class of limited partner for purposes of additional information because, the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1996, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $8.72 per Unit higher than the Class B Limited Partners because in accordance with the 1993 Settlement further described in Note 5, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Notes 5 and 9).

  CASH EQUIVALENTS - Cash equivalents are stated at cost, which approximates market, and consist of overnight investments and amounts due (to)from the general partner (LRC) and other Datronic Partnerships.

  NET INVESTMENT IN DIRECT FINANCING LEASES - Net investment in direct financing leases consists of the present value of future minimum lease payments and residuals under non-cancelable lease agreements. Residuals are valued at the estimated fair market value of the underlying equipment at lease termination.

Leases are classified as non-performing when it is determined that the only remaining course of collection is litigation. All balances relating to the lease are netted together and no further income is accrued when a lease is classified as non-performing.

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), late fees, and other lease related items.

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Credit losses are deducted from the allowance.

  DUE TO (FROM) GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owed amounts to and are owed amounts from the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

  NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT - Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DIVERTED AND OTHER ASSETS:

During the second calendar quarter of 1992, DRC learned that Edmund J. Lopinski, Jr., its president, a director and the majority stockholder (the "Majority Stockholder"), in conjunction with certain other parties, may have diverted approximately $13.3 million of assets (the "Asset Diversions") from the Datronic Partnerships and TELIF (collectively, the "Partnerships"), including $1,905,000 from the Partnership, for his/their direct or indirect benefit.

Amounts diverted from the Partnerships hereafter referred to as the "Diverted Assets", of approximately $13.3 million were subsequently commingled with approximately $10.3 million of other funds and assets (the "Commingled Assets", and together with the Diverted Assets, the "Diverted and Commingled Assets").

Diverted and Commingled Assets of approximately $20.7 million were converted to assets which have been recovered for the benefit of the limited partners ("Recovered Assets"). The remainder of the Diverted and Commingled Assets of approximately $2.9 million was not recovered.

Each of the Partnerships has been assigned an undivided pro-rata share of Recovered Assets based on each Partnership's share of the Diverted Assets hereinafter referred to as "Diverted and other assets". Accordingly, the Partnership's Diverted and other assets is equal to approximately 14.4% of Recovered Assets held for all of the Partnerships. Recovered Assets and the Partnership's interest therein are recorded at aggregate estimated net realizable value. Net realizable value equals cost net of an allowance for loss which includes provisions for valuation adjustments, investigation and

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

recovery fees, carrying costs, and costs of disposition. The estimated net realizable value, in the aggregate for all of the Partnerships, of the remaining Recovered Assets as of December 31, 1996 is $7,622,945 and consists primarily of real estate and cash.

During 1996, 1995 and 1994 aggregate provisions for loss from Diverted and other assets were recorded by the Datronic Partnerships in the amounts of $500,000, $1,625,000, and $800,000 respectively (The Partnership's share was $71,820, $233,415 and $114,912 respectively). The $500,000 provision in 1996 results from the settlement of claims during 1996 against Recovered Assets as further described in Note 5. The $1,625,000 provision in 1995 was required primarily due to a further decrease of $2,023,000 in the estimated net realizable value of a real estate development limited partnership interest (thereby reducing it to zero) partially offset by a $400,000 recovery under an employee dishonesty policy. The $800,000 provision in 1994 was required primarily due to a $2,242,000 decrease in the estimated net realizable value of a real estate development limited partnership interest partially offset by a $610,000 increase in the estimated net realizable value of a yacht and a $650,000 recovery under an employee dishonesty insurance policy.

LRC is liquidating the Recovered Assets for the benefit of the Partnerships. LRC anticipates that this process which began in 1992 may take several more years. LRC will distribute funds to the Partnerships as they become available from the liquidation of Recovered Assets.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the activity related to Diverted and other assets for the Partnership for the years ended December 31, 1994, 1995, and 1996:

                                                ALLOWANCE
                                  COST          FOR LOSS          NET
                               ----------      ----------      ---------
Diverted and other assets
December 31, 1993              $2,654,821     $  (708,739)     $ 1,946,082

1994 Provision for loss from
  Diverted and other assets             -        (114,912)        (114,912)
                               ----------     -----------      -----------

Diverted and other assets
December 31, 1994               2,654,821        (823,651)       1,831,170

Distribution to the
  Partnership in 1995            (431,402)              -         (431,402)

1995 Provision for loss from
  Diverted and other assets             -        (233,415)        (233,415)
                               ----------     -----------      -----------

Diverted and other assets
December 31, 1995               2,223,419      (1,057,066)       1,166,353

1996 Provision for loss from
  Diverted and other assets             -         (71,820)         (71,820)
                               ----------     -----------      -----------

Diverted and other assets
December 31, 1996              $2,223,419     $(1,128,886)     $ 1,094,533
                               ==========     ===========      ===========


Due to the volatile nature of real estate values, and the inherent difficulty in estimating future costs and expenses, there exists a possibility that the recorded estimated net realizable value may be materially different than the amounts ultimately realized.



NOTE 4 - RESTRICTED CASH:

At December 31, 1995, Restricted Cash represented the Partnership's 20.339% undivided interest in cash claimed by the Datronic Partnerships which was subject to or may have been impacted by claims made by a former defendant of the Class Action. As further described in Note 5, during 1996 all claims against the cash were released and amounts formerly designated as restricted cash were remitted to the Partnership and are included in cash as of December 31, 1996.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - LITIGATION:

Class Action Lawsuit

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action alleges misuse of funds, violations of the Securities Act of 1934, conversion, and fraud. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). The amended complaint alleges breach of contract and breach of fiduciary duty.

During 1993, the United States District Court for the Northern District of Illinois, Eastern Division (the "Court") approved a settlement to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). The Settlement provided for the appointment of LRC as general partner of the Datronic Partnerships, the retention of New Era Funding Corp. ("New Era") to manage the day-to-day operations of the Datronic Partnerships (see Note 8), and various amendments to the Partnership Agreement (see Note 6). Additionally, the Settlement provided for the transfer of substantially all of DRC's assets net of related debt ("Datronic Assets") to LRC as agent and nominee on behalf of the Datronic Partnerships (see Note 9).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time.

As further described below (see Cross-Claims Against Professionals), during 1995, all Class claims against Siegan were settled.

As further described below (see Other Cross-Claims), during 1996, all Class claims against an individual defendant were settled pending the outcome of certain other Partnership litigation.

Cross-Claims Against Professionals

During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



Section 11 of the Securities Act of 1933 (as to Weiss and Price
Waterhouse only) and breach of fiduciary duty (as to Siegan).

The cross claims allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements ("Operating Distributions") to Datronic. If Operating Distributions were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from Datronic for any Operating Distributions inappropriately paid to it. Since all of the assets of Datronic were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see
Note 9) and Datronic has subsequently ceased operations, such receivable would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($124,035 for the Partnership).

During 1995, the Court ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

Other Cross-Claims

During 1992, DRC filed a cross-claim against an individual who is also a defendant of the Class Action seeking recovery of funds in excess of $1 million held in bank accounts maintained in the name of a corporation controlled by the individual. The corporation filed a cross-claim and counter-claim against DRC and others seeking judgment on two promissory notes totaling $1,452,500 allegedly issued by DRC and title to Restricted Cash and certain Recovered Assets.

During 1996, the Court entered an order removing any claim that the aforementioned defendant might have had against the Partnership's Restricted Cash and Recovered Assets. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $104,000 and is included in Diverted and other assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other litigation. Furthermore, all other claims made by the defendant and the corporation controlled by the defendant against DRC and the Partnerships were withdrawn.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender. The suit was dismissed by the Court during 1995 for failure to state a claim. During 1996 the secured lender filed an appeal.

Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and of other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. In connection therewith, LRC, on behalf of the Datronic Partnerships, is currently a party to a contingent fee arrangement whereby Counsel for the Partnerships (same as Class Counsel) will charge rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 6 - PARTNERSHIP AGREEMENT:

In connection with the Settlement described in Note 5, the limited partners individually elected to become Class A, Class B or Class C Limited Partners.

Class A Limited Partners elected to commence liquidation of their interest in the Partnership as of the Settlement Date (March 4, 1993). Accordingly, each Class A Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to their pro rata share of the net proceeds (cash received less various expenses allowed by the Settlement) from the collection of payments on and the sale or other disposition of assets owned by the Partnership on the Settlement Date ("Existing Assets"), Datronic Assets, Diverted and other assets and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners elected not to commence liquidation of

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership commenced on October 1, 1996 each Class B Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to 12.5% annually of their Adjusted Capital Contributions or lesser amounts if sufficient cash was not available for distribution ("Target Distributions"). Available cash in excess of Target Distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners elected not to participate in the Class Action. Therefore, each Class C Limited Partner preserved their claims against DRC and other Defendants, does not participate in Class Action, and did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to Class B and Class C Limited Partners were reduced to an annual rate of 6% effective with the October 1, 1995 distribution. On October 1, 1996, the Partnership entered its Liquidating Phase. Accordingly, the Class B and Class C Limited Partners received their last Target Distribution on September 1, 1996 and their first Liquidating Distribution on October 1, 1996. Distributions to Class B and Class C Limited Partners will be suspended after payment of the April 1, 1997 distribution. If the Partnership obtains funds from pending litigation or additional cash is available for distribution after providing for an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the commencement of the Liquidating Phase on October 1, 1996, the General Partner began the orderly liquidation of all Partnership assets. The General Partner shall cause the Partnership to establish cash reserves sufficient to satisfy all liabilities of the Partnership and provide for future contingent liabilities of the Partnership. The remaining cash of the Partnership ("Cash Flow Available for Distribution") shall be distributed to the General Partner and the Limited Partners as discussed below.

During the Liquidating Phase, net proceeds from the collection of payments on and the sale or other disposition of Existing Assets, New Investments, Datronic Assets, Diverted and other assets, proceeds from Partnership Litigation, and temporary investments related to the foregoing net of cash reserves for Partnership liabilities discussed above will be apportioned among the Class A,

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Class B and Class C Limited Partners, each class as a group, in accordance with each class' interest in such assets. After such net proceeds have been apportioned among the classes of Limited Partners, Liquidating Distributions shall be made to Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter pro rata based on the number of units outstanding.

The Amended Partnership Agreements of the Datronic Partnerships provide for distributions to LRC, on a quarterly basis, of one percent (1%) of the Cash Flow Available for Distribution (as defined in the Partnership's prospectus). In addition, the Partnerships will reimburse LRC for expenses in excess of distributions paid to LRC. LRC distributions and expense reimbursements are being paid one quarter in advance by the Partnerships to LRC. Such advances are subject to adjustment based on LRC's actual expenses. LRC allocates its expenses to each of the Partnerships based on its activities performed for each of the Partnerships. Commencing July 1, 1996, LRC's expense reimbursement includes amounts previously paid by New Era (See Note 8). LRC is entitled to no other fees or other reimbursements from the Partnership.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

For 1996, 1995 and 1994, the following aggregate amounts were recorded by the Datronic Partnerships as distributions and expense reimbursements to LRC:

                                                                           Year ended December 31,
                                                                 ------------------------------------------
                                                                 1996                 1995             1994
                                                                 ----                 ----             ----
1% Distribution                                               $  104,304          $  600,440        $  542,271
Expense Reimbursement in excess
   of the 1% Distribution                                      2,955,260           1,261,078         1,414,302
                                                              ----------          ----------        ----------

Total                                                         $3,059,564          $1,861,518        $1,956,573
                                                              ==========          ==========        ==========


The Partnership's share of these amounts was:


                                                                           Year ended December 31,
                                                                  --------------------------------------------
                                                                  1996                  1995              1994
                                                                  ----                  ----              ----
1% Distribution                                               $   21,028          $   79,749        $   61,398
Expense Reimbursement in excess
   of the 1% Distribution                                        315,864              43,699            71,708
                                                              ----------          ----------        ----------

Total                                                         $  336,892          $  123,448        $  133,106
                                                              ==========          ==========        ==========


During the first quarter of 1997, LRC received an aggregate of $1,525,913 from the Datronic Partnerships consisting of an advance of its 1% distribution and expense reimbursement for the first three months of 1997. The Partnership's share of these amounts was $163,338.


NOTE 7 - PARTNERS' EQUITY:

During 1996, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $        -        $      -         $       -        $       -      $         -
    Class B                        373,385         381,682           381,681          389,625        1,526,373
    Class C                            444             454               453              374            1,725
                                ----------        --------          --------         --------       ----------

    Total                       $  373,829        $382,136          $382,134         $389,999       $1,528,098
                                ==========        ========          ========         ========       ==========


  General Partner               $    4,143        $  3,290          $  8,686         $  4,909       $   21,028
                                ==========        ========          ========         ========       ==========

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

During 1995, distributions paid to the three classes of Limited Partners and to LRC aggregated:


                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $   10,009        $ 10,009        $        -       $   12,318       $   32,336
    Class B                        777,852         795,170           795,170          458,294        2,826,486
    Class C                            925             945               945              544            3,359
                                ----------        --------        ----------       ----------       ----------

    Total                       $  788,786        $806,124        $  796,115       $  471,156       $2,862,181
                                ==========        ========        ==========       ==========       ==========

  General Partner               $   18,185        $ 16,536        $   15,843       $   29,185       $   79,749
                                ==========        ========        ==========       ==========       ==========


For the year ended December 31, 1996, distributions per Unit by quarter and for the year to the limited partners were:


                                       Class A           Class B            Class C
                                       -------           -------            -------
                 1st                  $      -          $  7.40            $  7.40
                 2nd                         -             7.57               7.57
                 3rd                         -             7.57               7.57
                 4th                         -             7.72               6.24
                                      --------          -------            -------

                 Total                $      -         $  30.26            $ 28.78
                                      ========         ========            =======

For the year ended December 31, 1995, distributions per Unit by quarter and for the year to the limited partners were:

                                       Class A           Class B            Class C
                                       -------           -------            -------
                 1st                     $1.30           $15.41             $15.41
                 2nd                      1.30            15.75              15.75
                 3rd                         -            15.76              15.76
                 4th                      1.60             9.08               9.08
                                         -----           ------             ------

                 Total                   $4.20           $56.00             $56.00
                                         =====           ======             ======




As further described in Note 6, distributions within each class of units during the Liquidating Phase are based on positive Capital Account balances of each limited partner. Accordingly, for the fourth quarter of 1996, and the period January 1, 1997 to March 12, 1997, amounts shown above as per unit distributions represent the average per unit distributions within each class while actual per unit distributions varied.

At December 31, 1996 and 1995, there were 7,699 Class A Units, 50,475 Class B Units, 60 Class C Units, and one General Partner Unit outstanding.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Funds raised by current members of each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1996 are:

                                    Funds            Cumulative
                                    Raised           Distributions
                                    ------           -------------
                 Class A         $ 3,849,500          $ 2,478,192
                 Class B          25,237,500           14,134,417
                 Class C              30,000               16,562
                                 -----------          -----------

                 Total           $29,117,000          $16,629,171
                                 ===========          ===========

During the period from January 1, 1997 to March 12, 1997, distributions paid to the limited partners and LRC were:

Limited Partners               Aggregate                 Per Unit
                               ---------                 --------
Class A                         $      -                   $    -
                                                           ------
Class B                          389,624                   $ 7.72
                                                           ------
Class C                              376                   $ 6.27
                                --------                   ------

                                $390,000
                                ========

General Partner                 $  2,895
                                ========

NOTE 8 - MANAGEMENT AGREEMENT:

During 1993, pursuant to the terms of the Settlement, New Era was engaged to manage the affairs of the Partnership (and other Datronic Partnerships) under the direction of LRC in accordance with the terms of the Management Agreement. The Management Agreement was scheduled to terminate upon the latter of March 31, 2003, or the date upon which the Partnerships are terminated. The Management Agreement provided for the Partnerships to compensate New Era as follows:


(1) Expense Reimbursement: an amount equal to the actual amounts expended in the performance of duties under the Management Agreement (the "Total Actual Operating Cost").


(2) Management Fee: an amount equal to the greater of twenty-five percent (25%) of the Total Actual Operating Cost or $1,020,000 per annum.


(3) Reinvestment Fee: an amount equal to two and one-half percent

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


    (2 1/2%) of the total amounts invested in equipment leases on behalf of the Partnerships.


(4) Incentive Fee: an amount equal to thirty-seven and one-half percent (37 1/2%) of the difference between budgeted and actual operating costs incurred by New Era in the performance of services to the Partnerships during the relevant period.

Under the terms of the Management Agreement, the annual Management Fee and the compensation and benefits of the three principals of the three principals of New Era, included in the Expense Reimbursement, totaled approximately $2 million per annum.

Effective July 1, 1996, the Court approved a Management Termination Agreement whereby New Era relinquished its responsibilities set forth in the Management Agreement. LRC has assumed the duties previously provided by New Era.
Pursuant to the terms of the Management Termination Agreement, during December, 1996, New Era was paid a termination fee of $3.2 million plus accrued interest from July 1, 1996, and, an aggregate $1.0 million plus accrued interest from July 1, 1996, was paid to the three principals of New Era in exchange for their agreement not to compete with the business of the Partnerships for a period of two years. The Partnership's share of these two payments was $549,996.

                    DATRONIC EQUIPMENT INCOME FUND I, L.P.
                NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Pursuant to the terms of the Management Agreement and Management Termination Agreement, New Era was paid the following by the Datronic Partnerships:


                                                   Year ended December 31,
                                           ------------------------------------
                                           1996            1995            1994
                                           ----            ----            ----
Expense Reimbursement
and Management Fee                     $3,407,202       $7,492,616      $8,716,867

Reinvestment Fee                           39,688          546,924         674,683

Incentive Fee                               5,809                -               -

Termination Fee                         3,267,497                -               -

Non-Compete Fee                         1,021,093                -               -
                                       ----------       ----------      ----------

        Total                          $7,741,289       $8,039,540      $9,391,550
                                       ==========       ==========      ==========


The Partnership's share of these amounts was:


                                                  Year ended December 31,
                                           ------------------------------------
                                           1996            1995            1994
                                           ----            ----            ----
Expense Reimbursement
and Management Fee                     $  404,440       $  996,723      $  963,300

Reinvestment Fee                                -          126,909         123,940

Incentive Fee                                 676                -               -

Termination Fee                           419,045                -               -

Non-Compete Fee                           130,951                -               -
                                       ----------       ----------      ----------

        Total                          $  955,112       $1,123,632      $1,087,240
                                       ==========       ==========      ==========

The Expense Reimbursement, Management Fee, and Incentive Fee paid to New Era were allocated among the Datronic Partnerships based on the level of services that New Era performed for each of the Datronic Partnerships. Reinvestment Fees paid to New Era were allocated to the Datronic Partnerships based on the investments in new leases that were made for each specific Datronic Partnership. The Termination Fee and the Non- compete Fees were allocated to the Datronic Partnerships in accordance with the anticipated future allocation of management fees had the Management Agreement not been terminated.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

All amounts paid to New Era and amounts paid to the principals of New Era under the provisions of the agreement not to compete are collectively referred to as "Management Fees - New Era" in the Statements of Revenue and Expenses.

At December 31, 1996 New Era owed the Partnership $37,353 for amounts previously advanced in excess of expenses incurred. This amount is recorded as due from Management Company in the accompanying balance sheet and was repaid to the Partnership in January 1997.

As part of the Management Termination Agreement, two of the principals of New Era have been retained as consultants to the Datronic Partnerships for the period July 1, 1996 to March 31, 1999. The consulting agreements provide for monthly payments aggregating $200,000 annually per consultant. The payments have been charged to the Partnerships based on the services performed for each of the Partnerships.

NOTE 9 - DATRONIC ASSETS:

In accordance with the Settlement (see Note 5), substantially all of DRC's assets, net of related debt, were transferred to LRC, as nominee and agent for the Datronic Partnerships for the benefit of Class A and Class B Limited Partners.

Each of the Datronic Partnerships has been assigned an undivided pro-rata share of the Datronic Assets by the Court. Accordingly, the Partnership's share is equal to approximately 10.2% of total Datronic Assets. Datronic Assets are recorded at estimated net realizable value which equals estimated value net of liabilities less an allowance for future expenses including provisions for carrying costs, costs of disposition, and other costs. The estimated net realizable value, in the aggregate for the Datronic Partnerships, of the remaining Datronic Assets as of December 31, 1996 is $0 and consists of cash of $800,892 net of an allowance for future expenses of $800,892.

Future gains or losses (if any) related to Datronic Assets will accrue only to the Class A and Class B Limited Partners. Due to the inherent difficulty in estimating future costs and expenses, there exists a possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.


LRC has liquidated substantially all of the Datronic Assets for the benefit of the Partnerships. There are, however, certain claims

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

pending against Datronic Assets. LRC will distribute the remaining cash to the Datronic Partnerships when all claims have been resolved.

NOTE 10 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in heavily populated states such as California and New York. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, telecommunications equipment, machine tool and manufacturing equipment,computers and terminals for management information systems, photocopying equipment, medical equipment, and transportation equipment. At December 31, 1996 approximately 2% of the Partnership's net investment in direct financing leases are concentrated in the electronic industry (12% for Liquidating and 2% for Continuing Limited Partners) and approximately 2% are concentrated in the automotive industry (11% for Liquidating and 2% for Continuing Limited Partners). There are no other significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.


NOTE 11 - TRANSACTIONS WITH AFFILIATES

The Partnership Agreement prohibits the Partnership and its affiliates from borrowing from any of the Partnerships or otherwise from dealing with any of the Partnerships with respect to the property or assets, except as specifically set forth in the Partnership Agreement. Accordingly, the following transactions may be deemed to have been in violation of the Partnership Agreement.

During 1995 and 1994, LRC authorized the Partnership and Fund XIX to lease equipment to Computer Rental Corp, of America, Inc. (CRCA) in the aggregate amounts of $100,000 and $536,786 respectively. Amounts due from CRCA were fully repaid during 1996 and as of December 31, 1995 were included in net investment in direct financing leases (Note 12).

LRC is holding the stock of CRCA and during 1995 and 1994 controlled the operations of CRCA for the benefit of Fund XVIII and Fund XX. Therefore, CRCA may be deemed to be an affiliate of LRC and the aforementioned lease transactions may be deemed violations of the Partnership Agreement.

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

NOTE 12 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1996 and 1995 are as follows:



                                                                       December 31, 1996
                                                        -----------------------------------------------
                                                        Liquidating        Continuing
                                                          Limited            Limited
                                                         Partners           Partners           Total
                                                        -----------         ----------      -----------
Minimum lease payments receivable                      $     1,073         $ 3,488,846      $ 3,489,919
Non-performing leases                                       23,499           1,341,122        1,364,621
Unearned income                                                (20)           (465,771)        (465,791)
                                                        ----------         -----------      -----------

Net investment in direct
  financing leases before allowance                         24,552           4,364,197        4,388,749
Allowance for lease losses                                 (12,468)         (1,272,353)      (1,284,821)
                                                       -----------         -----------      -----------
Net investment in direct
  financing leases                                     $    12,084         $ 3,091,844      $ 3,103,928
                                                       ===========         ===========      ===========

Amounts currently due
  included in net investment
  in direct financing leases                           $         -         $    50,796      $    50,796
                                                       ===========         ===========      ===========



                                                                       December 31, 1995
                                                       ------------------------------------------------
                                                       Liquidating           Continuing
                                                         Limited              Limited
                                                         Partners             Partners         Total
                                                       -----------          -----------     -----------
Minimum lease payments receivable                     $     29,556         $ 6,477,211       $ 6,506,767
Non-performing leases                                       59,033           1,312,836         1,371,869
Unearned income                                             (1,842)         (1,041,594)       (1,043,436)
                                                      ------------         -----------       -----------
Net investment in direct
  financing leases before allowance                         86,747           6,748,453         6,835,200

Allowance for lease losses                                 (14,108)         (1,049,218)       (1,063,326)
                                                      ------------         -----------       -----------
Net investment in direct
  financing leases                                    $     72,639         $ 5,699,235       $ 5,771,874
                                                      ============         ===========       ===========

Amounts currently due
  included in net investment
  in direct financing leases:                         $      5,389         $   247,639       $   253,028
                                                      ============         ===========       ===========

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995 and 1996 is as follows:



                             Liquidating        Continuing
                               Limited          Limited
                              Partners          Partners           Total
                              --------          --------           -----
  Balance, beginning
     of 1995                     64,041         1,072,422         1,136,463
  Additions (reductions)        (38,002)           52,036            14,034
  Charge-offs                   (11,931)          (75,240)          (87,171)
                             ----------        ----------        ----------

  Balance, end of 1995           14,108         1,049,218         1,063,326
  Additions                           -           250,000           250,000
  Charge-offs                    (1,640)          (26,865)          (28,505)
                             ----------        ----------        ----------

  Balance, end of 1996       $   12,468        $1,272,353        $1,284,821
                             ==========        ==========        ==========



The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on leases for each of the succeeding five years ending after December 31, 1996 by Class of Limited Partner are as follows:



               Liquidating        Continuing
                 Limited           Limited
                Partners           Partners            Total
               -----------       -----------          -------

1997            $  1,073         $ 1,806,050          1,807,123
1998                   -           1,018,837          1,018,837
1999                   -             510,487            510,487
2000                   -             153,472            153,472
2001                   -                   -                  -
                --------         -----------        -----------
                $  1,073         $ 3,488,846        $ 3,489,919
                ========         ===========        ===========


                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

NOTE 13 - INCOME TAXES:

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. A reconciliation of net loss determined in accordance with generally accepted accounting principles and loss for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1996 follows:


                                                            Liquidating          Continuing
                                             General          Limited              Limited
                                             Partner         Partners             Partners            Total
                                            ---------       -----------          ----------          --------
Net loss per accompanying
  statements                              $   (14,078)     $  (193,016)         $(1,200,715)       $(1,407,809)
Effect of principal repayments
  treated as income for tax
  purposes                                       (446)          (5,380)             (38,820)           (44,646)
Provision for loss on
  Diverted and other assets                     2,941           38,490              252,659            294,090
Provision for Class Counsel
  fees and expenses, net                         -             (10,581)             (69,376)           (79,957)

Other, net                                     (1,370)           4,753             (140,404)          (137,021)
                                          -----------      -----------          -----------        -----------

Loss for Federal income tax
  purposes in total                       $   (12,953)     $  (165,734)         $(1,196,656)       $(1,375,343)
                                          ===========      ===========          ===========        ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreement with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. Pursuant to the terms of the Settlement discussed in Part II, Item 8 - Note 5, LRC became general partner in 1993. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them is as follows:

           Directors and Executive Officers of Lease Resolution Corp.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. None of the executive officers of LRC were previously affiliated with Datronic. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                   Director
        Name                                  Position and Office                           Since
---------------------------                -------------------------                       -------
Donald D. Torisky                      Chairman of the Board and
                                       Chief Executive Officer                              12/92

Robert P. Schaen                       Vice-Chairman of the Board and
                                       Chief Financial Officer                              12/92

Arthur M. Mintz                        Vice-Chairman of the Board and
                                       General Counsel                                      12/92

Donald D. Torisky, age 58, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where he has coordinated Management consulting opportunities for national and international Fortune 500 finance companies prior to March 1993. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.

Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 70, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 60, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any changes in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM. 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their function as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1996 was as follows:

       Chairman of the
       Board and Chief                                           All Other
      Executive Officer                      Salary           Compensation(b)
      -----------------                      ------           ---------------
     Donald D. Torisky                      $406,905             $9,000(a)

       (a) Represents the value of LRC's contribution to LRC's Simplified Employee Pension Plan allocable to Mr. Torisky for services rendered during 1996.

       (b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 11.01%.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expense incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnership. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements
         See index to Financial Statements included in Item 8 of this report.

    (2)  Financial Statement Schedules
         None.

    (3)  Exhibits

         The Exhibits listed in the Exhibit Index immediately following the signature page are filed as a part of this report.

(b) Reports on Form 8-K

    The Partnership filed a Form 8K, dated December 12, 1996, disclosing the approval of a Management Termination Agreement. (See Item 8, Note 8)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1997.

       DATRONIC FINANCE INCOME FUND I, L.P.

March 26, 1997   By: Lease Resolution Corporation,
                     General Partner


                 By:  /s/ Donald D. Torisky
                      -------------------------------
                      Donald D. Torisky
                      Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                                  March 26, 1997
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.


By:   /s/ Robert P. Schaen                                   March 26, 1997
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.


By:   /s/ Arthur M. Mintz                                    March 26, 1997
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.

                                EXHIBIT INDEX
                                -------------

        EXHIBIT NO.                       DESCRIPTION
        ------------                      -----------

             10                     Management Termination Agreement,
                                    effective July 1, 1996.

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.