Form 10-Q
period 1997-03-31
DATRONIC FINANCE INCOME FUND I LP
filed 1997-05-12
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                      ------------------------------------



For the Quarter Ended
   March 31, 1997                               Commission File Number  0-21276
---------------------                           -------------------------------





                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)




      Delaware                                           36-3744792
---------------------                           ---------------------------
   State or other                               IRS Employer Identification
   jurisdiction of                              Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                Schaumburg, Illinois 60173
---------------------------------               ---------------------------
Address of principal                                City, State, Zip Code
executive offices

Registrant's telephone number:                         (847) 240-6200
                                                ---------------------------






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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                                   FORM 10-Q
                                   ---------
                      FOR THE QUARTER ENDED MARCH 31, 1997
                      ------------------------------------
                         PART I - FINANCIAL INFORMATION

Item 1.
-------

Index to Financial Statements

Balance Sheets

   March 31, 1997 (unaudited)                                          3

   December 31, 1996                                                   4

Statements of Revenue and Expenses (unaudited)

   For the three months ended March 31, 1997                           5

   For the three months ended March 31, 1996                           6

Statements of Changes in Partners' Equity

   For the three months ended March 31, 1997                           7
    (unaudited)

Statements of Cash Flows (unaudited)

   For the three months ended March 31, 1997                           8

   For the three months ended March 31, 1996                           9

Notes to Financial Statements (unaudited)                             10


Item 2.
-------

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   11 - 13




              PART II - OTHER INFORMATION

Items 1-6.                                                            14
----------


                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                                 BALANCE SHEETS
                                 --------------
                                 March 31, 1997
                                 --------------
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS
     ------

     Cash and cash equivalents            $368,868  $1,241,286  $1,610,154
     Net investment in direct
       financing leases                      3,983   2,596,393   2,600,376
     Diverted and other assets, net        144,697     949,836   1,094,533
     Datronic assets, net                     -           -           -
                                       -----------  ----------  ----------

                                          $517,548  $4,787,515  $5,305,063
                                       ===========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                   $  1,552  $   34,907  $   36,459
     Lessee rental deposits                 18,519     165,524     184,043
                                       -----------  ----------  ----------

     Total liabilities                      20,071     200,431     220,502

     Total partners' equity                497,477   4,587,084   5,084,561
                                       -----------  ----------  ----------

                                          $517,548  $4,787,515  $5,305,063
                                       ===========  ==========  ==========
















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                                 BALANCE SHEETS
                                 --------------
                               December 31, 1996
                            -----------------------

                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS
     ------

     Cash and cash equivalents          $  388,154  $1,233,075  $1,621,229
     Due from management company             3,725      33,628      37,353
     Net investment in direct
       financing leases                     12,084   3,091,844   3,103,928
     Diverted and other assets, net        144,697     949,836   1,094,533
     Datronic assets, net                   -           -           -
                                       -----------  ----------  ----------

                                        $  548,660  $5,308,383  $5,857,043
                                       ===========  ==========  ==========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                 $    7,019  $   56,404  $   63,423
     Lessee rental deposits                 20,240     177,855     198,095
                                       -----------  ----------  ----------


     Total liabilities                      27,259     234,259     261,518

     Total partners' equity                521,401   5,074,124   5,595,525
                                       -----------  ----------  ----------

                                        $  548,660  $5,308,383  $5,857,043
                                       ===========  ==========  ==========












                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------
                   For the three months ended March 31, 1997
                   -----------------------------------------
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                    $     195  $   99,069  $   99,264
        Interest income                     1,725      13,171      14,896
                                      -----------  ----------  ----------

                                            1,920     112,240     114,160
                                      -----------  ----------  ----------

       Expenses:
        General Partner's
         expense reimbursement             17,480     148,322     165,802
        Professional fees                   7,839      53,798      61,637
        Other operating expenses              525       4,265       4,790
                                      -----------  ----------  ----------

                                           25,844     206,385     232,229
                                      -----------  ----------  ----------


       Net loss                        $  (23,924) $  (94,145) $ (118,069)
                                      ===========  ==========  ==========

       Net loss -
        General Partner                $     (239) $     (941) $   (1,180)
                                      ===========  ==========  ==========

       Net loss -
        Limited Partners               $  (23,685) $  (93,204) $ (116,889)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit               $    (3.08) $    (1.84)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========


















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



                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ----------

     Revenue:
      Lease income                       $    2,216  $  181,933  $  184,149
      Interest income                           284      11,010      11,294
                                        -----------  ----------  ----------

                                              2,500     192,943     195,443
                                        -----------  ----------  ----------

     Expenses:
      Amortization of organization
       and equipment acquisition costs        7,911      51,932      59,843
      Management fees-New Era                20,269     193,551     213,820
      General Partner's
       expense reimbursement                  6,843      44,918      51,761
      Professional fees                      10,112      70,131      80,243
      Other operating expenses                1,655      12,087      13,742
      Provision for lease losses               -         50,000      50,000
                                        -----------  ----------  ----------

                                             46,790     422,619     469,409
                                        -----------  ----------  ----------


     Net loss                            $  (44,290) $ (229,676) $ (273,966)
                                        ===========  ==========  ==========


     Net loss-General Partner            $     (443) $   (2,297) $   (2,740)
                                        ===========  ==========  ==========


     Net loss-Limited Partners           $  (43,847) $ (227,379) $ (271,226)
                                        ===========  ==========  ==========


     Net loss per limited
      partnership unit                   $    (5.70) $    (4.50)
                                        ===========  ==========

     Weighted average number
      of limited partnership units
      outstanding                             7,699      50,535
                                        ===========  ==========















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   -----------------------------------------
                                  (Unaudited)



                                           Liquidating  Continuing
                                General      Limited     Limited      Total
                               Partner's    Partners'   Partners'   Partners'
                                Equity       Equity       Equity      Equity
                              -----------  -----------  ----------  ----------

  Balance, December 31, 1996  $  (260,963)* $  540,745  $5,315,743  $5,595,525

   Distributions to partners       (2,895)        -       (390,000)   (392,895)
   Net loss                        (1,180)     (23,685)    (93,204)   (118,069)
   Allocation of General
    Partner's Equity              265,038      (19,583)   (245,455)       -
                              -----------  -----------  ----------  ----------


  Balance, March 31, 1997     $      -      $  497,477  $4,587,084  $5,084,561
                              ===========  ===========  ==========  ==========



  * Balance as previously reported was $0 due to allocation of $19,344 and $241,619 to Liquidating and Continuing Limited Partners' Equity, respectively.
































                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   For the three months ended March 31, 1997
                   -----------------------------------------
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------


   Cash flows from operating activities:
    Net loss                              $   (23,924) $  (94,145) $ (118,069)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                                (5,467)    (21,497)    (26,964)
      Lessee rental deposits                   (1,721)    (12,331)    (14,052)
      Due to management company                 3,725      33,628      37,353
                                          -----------  ----------  ----------

                                              (27,387)    (94,345)   (121,732)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases             8,101     495,451     503,552
                                          -----------  ----------  ----------


   Cash flows from financing activities:
    Distributions to
     Limited Partners                           -        (390,000)   (390,000)
    Distributions to
     General Partner                            -          (2,895)     (2,895)
                                          -----------  ----------  ----------

                                                -        (392,895)   (392,895)
                                          -----------  ----------  ----------

   Net increase (decrease) in
    cash and cash equivalents                 (19,286)      8,211     (11,075)

   Cash and cash equivalents:
    Beginning of year                         388,154   1,233,075   1,621,229
                                          -----------  ----------  ----------

    End of first quarter                  $   368,868  $1,241,286  $1,610,154
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



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------


   Cash flows from operating activities:
    Net loss                              $   (44,290) $ (229,676) $ (273,966)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Amortization expense                       7,911      51,932      59,843
     Provision for lease losses                  -         50,000      50,000
     Changes in assets and liabilities:
      Accounts payable and
      accrued expenses                         (2,937)    (20,189)    (23,126)
      Lessee rental deposits                   (1,867)    (11,326)    (13,193)
      Due to management company                    11       3,402       3,413
                                          -----------  ----------  ----------

                                              (41,172)   (155,857)   (197,029)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases            23,964     690,714     714,678
                                          -----------  ----------  ----------


   Cash flows from financing activities:
    Distributions to
     Limited Partners                           -        (373,829)   (373,829)
    Distributions to
     General Partner                            -          (4,143)     (4,143)
                                          -----------  ----------  ----------

                                                -        (377,972)   (377,972)
                                          -----------  ----------  ----------

   Net increase (decrease) in
    cash and cash equivalents                 (17,208)    156,885     139,677

   Cash and cash equivalents:
    Beginning of year                         469,897   1,079,361   1,549,258
                                          -----------  ----------  ----------

    End of first quarter                  $   452,689  $1,236,246  $1,688,935
                                          ===========  ==========  ==========







                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 March 31, 1997
                                 --------------
                                  (Unaudited)

NOTE 1 - ORGANIZATION:
----------------------

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of leasing both high- and low-technology equipment. Reference is made to Notes 3, 4, 5 and 6 to the Partnership's financial statements included in the 1996 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992, and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1996 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
-------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution and distributions to Continuing Limited Partners were suspended after payment of the April 1, 1997 distribution.

PART I
------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through March 31, 1997. The discussion and analysis of results of operations is for the three month period ended March 31, 1997 as compared to the corresponding period in 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

During the three months ended March 31, 1997, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses and make distributions to limited partners.

Net investment in direct financing leases decreased approximately $504,000 during the three months ended March 31, 1997. This decrease is due to principal collections on leases.

In the aggregate, partners' equity decreased approximately $511,000 during the three months ended March 31, 1997 due to a net loss of approximately $118,000 and distributions to partners of approximately $393,000.

During the three months ended March 31, 1997, the Partnership's operating activities resulted in a use of approximately $122,000 of cash. This was due principally to a net loss of approximately $118,000, decreases in accounts payable and lessee rental deposits of approximately $41,000, partially offset by a decrease in due from management company of approximately $37,000. During the period, cash flows from investing activities aggregated approximately $504,000 relating to principal collections on leases. Cash flows used for financing activities of approximately $393,000, consisted of distributions to limited partners of $390,000 and the general partner of approximately $3,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Continuing Limited Partners were suspended after the April 1, 1997 distribution. It is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation has been resolved.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statement included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved, and the amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the March 31, 1997 Balance Sheets
(see financial statement included in Item 1).


Results of Operations
---------------------

Lease income decreased approximately $85,000 for the three months ended March 31, 1997 compared to the corresponding period in 1996. The decrease is primarily due to a decline in the lease portfolio.

Amortization of organization and equipment acquisition costs decreased approximately $60,000 due to these costs becoming fully amortized as of September 1996.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three months ended March 31, 1997 as compared to approximately $214,000 for the same period in 1996. Subsequent to June 30, 1996 the General Partner has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 8 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in its capacity as general partner in excess of general partner distributions. Total amounts paid to LRC for the three months ended March 31, 1997 were approximately $169,000 ($166,000 representing the general partner's expense reimbursement and $3,000 representing general partner distributions) as compared to $56,000 ($52,000 representing the general partner's expense reimbursement and $4,000 representing the general partner distributions) for the three months ended March 31, 1996. The increase of approximately $113,000 results from expenses of approximately $123,000 incurred in 1997 to manage the day-to-day operations of the Partnership due to the termination of the Management Agreement with New Era as of June 30, 1996 (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K), partially offset by an overall decrease in all other expenses of approximately $10,000.

Professional fees decreased approximately $19,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreased audit fees, consulting fees, and legal fees for collections, and Partnership claims against former accountants and others.

The provision for lease losses for the period ended March 31, 1997 and 1996 reflects Management's ongoing assessment of potential losses inherent in the lease portfolios.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
-------------

See Exhibit Index.

(b)  Reports on Form 8-K
------------------------

None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1997.





                DATRONIC FINANCE INCOME FUND I, L.P.
                Registrant



            By: /s/DONALD D. TORISKY
                ------------------------------
                Donald D. Torisky
                Chairman and Chief Executive Officer,
                Lease Resolution Corporation,
                General Partner of
                Datronic Finance Income Fund I, L.P.




            By: /s/ROBERT P. SCHAEN
                ------------------------------
                Robert P. Schaen
                Vice-Chairman and Chief Financial Officer,
                Lease Resolution Corporation,
                General Partner of
                Datronic Finance Income Fund I, L.P.

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