Form 10-Q
period 1997-06-30
DATRONIC FINANCE INCOME FUND I LP
filed 1997-08-13
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------


For the Quarter Ended
June 30, 1997                                    Commission File Number  0-21276
---------------------                            -------------------------------


                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



Delaware                                                     36-3744792
------------------------------                       ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                               Number
  incorporation or organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                   City, State, Zip Code
  executive offices

Registrant's telephone number:                              (847) 240-6200
                                                          ------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              (1)  Yes  x   No ___

                              (2)  Yes  x   No ___

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 1997 (unaudited)                                           3

      December 31, 1996                                                   4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1997                            5

      For the three months ended June 30, 1996                            6

      For the six months ended June 30, 1997                              7

      For the six months ended June 30, 1996                              8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1997
        (unaudited)                                                       9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1997                             10

      For the six months ended June 30, 1996                             11

    Notes to Financial Statements (unaudited)                            12


Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                   13 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                               16

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                 June 30, 1997
                                  (Unaudited)


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners             Total
                                                     ----------          ----------          ---------
ASSETS
Cash and cash equivalents                               $336,488           $1,179,859           $1,516,347
Net investment in direct
  financing leases                                         3,926            2,094,305            2,098,231
Diverted and other assets, net                           144,697              949,836            1,094,533
Datronic assets, net                                        -                    -                    -
                                                        --------           ----------           ----------
                                                        $485,111           $4,224,000           $4,709,111
                                                        ========           ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                      $  1,745           $   20,998           $   22,743
Lessee rental deposits                                     7,201               88,581               95,782
                                                        --------           ----------           ----------

Total liabilities                                          8,946              109,579              118,525

Total partners' equity                                   476,165            4,114,421            4,590,586
                                                        --------           ----------           ----------
                                                        $485,111           $4,224,000           $4,709,111
                                                        ========           ==========           ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                December 31, 1996

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners           Total
                                                      ----------         ----------        ---------
ASSETS
------
Cash and cash equivalents                                 $  388,154         $1,233,075        $1,621,229
Due from management company                                    3,725             33,628            37,353
Net investment in direct
  financing leases                                            12,084          3,091,844         3,103,928
Diverted and other assets, net                               144,697            949,836         1,094,533
Datronic assets, net                                            -                  -                 -
                                                          ----------         ----------        ----------
                                                          $  548,660         $5,308,383        $5,857,043
                                                          ==========         ==========        ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                        $    7,019          $  56,404        $   63,423
Lessee rental deposits                                        20,240            177,855           198,095
                                                          ----------          ---------        ----------

Total liabilities                                             27,259            234,259           261,518

Total partners' equity                                       521,401          5,074,124         5,595,525
                                                          ----------         ----------        ----------
                                                          $  548,660         $5,308,383        $5,857,043
                                                          ==========         ==========        ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)


                                                      Liquidating        Continuing
                                                        Limited            Limited
                                                       Partners           Partners              Total
                                                      -----------        ----------           ---------
Revenue:
  Lease income                                            $     40          $  86,663            $  86,703
  Interest income                                            1,376             11,071               12,447
                                                          --------          ---------            ---------
                                                             1,416             97,734               99,150
                                                          --------          ---------            ---------
Expenses:
  General Partner's
    expense reimbursement                                   17,763            141,572              159,335
  Professional fees                                          4,594             36,258               40,852
  Other operating expenses                                     371              2,569                2,940
                                                          --------          ---------            ---------
                                                            22,728            180,399              203,127
                                                          --------          ---------            ---------

Net loss                                                  $(21,312)         $ (82,665)           $(103,977)
                                                          ========          =========            =========
Net loss -
  General Partner                                         $   (213)         $    (826)           $  (1,039)
                                                          ========          =========            =========
Net loss -
  Limited Partners                                        $(21,099)         $ (81,839)           $(102,938)
                                                          ========          =========            =========
Net loss per limited
  partnership unit                                          $(2.74)            $(1.62)
                                                            ======             ======
Weighted average number
  of limited partnership units
  outstanding                                                7,699             50,535
                                                            ======             ======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1996
                                  (Unaudited)


                                                      Liquidating        Continuing
                                                        Limited            Limited
                                                       Partners           Partners              Total
                                                      -----------        ----------           ---------
Revenue:
  Lease income (loss)                                     $ (3,860)         $ 124,360            $ 120,500
  Interest income                                            7,635             70,568               78,203
                                                          --------          ---------            ---------

                                                             3,775            194,928              198,703
                                                          --------          ---------            ---------
Expenses:
  Amortization of organization
    and equipment acquisition costs                          7,912             51,933               59,845
  Management fees-New Era                                   19,236            173,265              192,501
  General Partner's
    expense reimbursement                                    1,966             12,909               14,875
  Professional fees                                          6,133             43,097               49,230
  Other operating expenses                                      59              2,956                3,015
  Provision for lease losses                                  -                75,000               75,000
                                                          --------          ---------            ---------
                                                            35,306            359,160              394,466
                                                          --------          ---------            ---------

Net loss                                                  $(31,531)         $(164,232)           $(195,763)
                                                          ========          =========            =========
Net loss -
  General Partner                                         $   (315)         $  (1,642)           $  (1,957)
                                                          ========          =========            =========
Net loss -
  Limited Partners                                        $(31,216)         $(162,590)           $(193,806)
                                                          ========          =========            =========
Net loss per limited
  partnership unit                                          $(4.05)            $(3.22)
                                                            ======             ======
Weighted average number
  of limited partnership units
  outstanding                                                7,699             50,535
                                                            ======             ======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                                        Liquidating        Continuing
                                                          Limited           Limited
                                                         Partners           Partners            Total
                                                        ----------         ----------         ---------
Revenue:
  Lease income                                              $    235          $ 185,732          $ 185,967
  Interest income                                              3,101             24,242             27,343
                                                            --------          ---------          ---------
                                                               3,336            209,974            213,310
                                                            --------          ---------          ---------
Expenses:
  General Partner's
    expense reimbursement                                     35,243            289,894            325,137
  Professional fees                                           12,433             90,056            102,489
  Other operating expenses                                       896              6,834              7,730
                                                            --------          ---------          ---------
                                                              48,572            386,784            435,356
                                                            --------          ---------          ---------

Net loss                                                    $(45,236)         $(176,810)         $(222,046)
                                                            ========          =========          =========
Net loss -
  General Partner                                           $   (452)         $  (1,768)         $  (2,220)
                                                            ========          =========          =========
Net loss -
  Limited Partners                                          $(44,784)         $(175,042)         $(219,826)
                                                            ========          =========          =========
Net loss per limited
  partnership unit                                            $(5.82)            $(3.46)
                                                              ======             ======
Weighted average number
  of limited partnership units
  outstanding                                                  7,699             50,535
                                                              ======             ======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                        Liquidating        Continuing
                                                          Limited           Limited
                                                         Partners           Partners            Total
                                                        ----------         ----------         ---------
Revenue:
  Lease income (loss)                                       $ (1,644)         $ 306,293          $ 304,649
  Interest income                                              7,919             81,578             89,497
                                                            --------          ---------          ---------
                                                               6,275            387,871            394,146
                                                            --------          ---------          ---------
Expenses:
  Amortization of organization
    and equipment acquisition costs                           15,823            103,865            119,688
  Management fees-New Era                                     39,505            366,816            406,321
  General Partner's
    expense reimbursement                                      8,809             57,827             66,636
  Professional fees                                           16,245            113,228            129,473
  Other operating expenses                                     1,714             15,043             16,757
  Provision for lease losses                                    -               125,000            125,000
                                                            --------          ---------          ---------
                                                              82,096            781,779            863,875
                                                            --------          ---------          ---------

Net loss                                                    $(75,821)         $(393,908)         $(469,729)
                                                            ========          =========          =========
Net loss -
  General Partner                                           $   (758)         $  (3,939)         $  (4,697)
                                                            ========          =========          =========
Net loss -
  Limited Partners                                          $(75,063)         $(389,969)         $(465,032)
                                                            ========          =========          =========
Net loss per limited
  partnership unit                                            $(9.75)            $(7.72)
                                                              ======             ======
Weighted average number
  of limited partnership units
  outstanding                                                  7,699             50,535
                                                              ======             ======





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                           Liquidating        Continuing
                                              General        Limited            Limited             Total
                                             Partner's      Partners'          Partners'          Partners'
                                              Equity          Equity            Equity             Equity
                                             --------        --------          --------           --------
Balance, December 31, 1996                     $(260,963)*     $540,745         $5,315,743         $5,595,525

  Distribution to
    partners                                      (2,895)          -0-            (779,998)          (782,893)
  Net loss                                        (2,220)       (44,784)          (175,042)          (222,046)
  Allocation of General
    Partner's equity                             266,078        (19,796)          (246,282)              -0-
                                                --------       --------         ----------         ----------

Balance, June 30, 1997                          $   -0-        $476,165         $4,114,421         $4,590,586
                                                ========       ========         ==========         ==========




* Balance as previously reported was $0 due to allocation of $19,344 and $241,619 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                                         Liquidating         Continuing
                                                           Limited            Limited
                                                           Partners           Partners            Total
                                                          ----------         ----------         ---------

Cash flows from operating activities:
  Net loss                                                   $(45,236)        $ (176,810)        $ (222,046)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                               (5,274)           (35,406)           (40,680)
      Lessee rental deposits                                  (13,039)           (89,274)          (102,313)
      Due from management company                               3,725             33,628             37,353
                                                             --------         ----------         ----------
                                                              (59,824)          (267,862)          (327,686)
                                                             --------         ----------         ----------

Cash flows from investing activities:
  Principal collections on leases                               8,158            997,539          1,005,697
                                                             --------         ----------         ----------
Cash flows from financing activities:
  Distributions to Limited Partners                              -              (779,998)          (779,998)
  Distributions to General Partner                               -                (2,895)            (2,895)
                                                             --------         ----------         ----------

                                                                 -              (782,893)          (782,893)
                                                             --------         ----------         ----------

Net decrease in cash and
  cash equivalents                                            (51,666)           (53,216)          (104,882)

Cash and cash equivalents:
  Beginning of year                                           388,154          1,233,075          1,621,229
                                                             --------         ----------         ----------

  End of second quarter                                      $336,488         $1,179,859         $1,516,347
                                                             ========         ==========         ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                         Liquidating         Continuing
                                                           Limited            Limited
                                                           Partners           Partners            Total
                                                          ----------         ----------         ---------

Cash flows from operating activities:
  Net loss                                                   $(75,821)        $ (393,908)        $ (469,729)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                                       15,823            103,865            119,688
    Provision for lease losses                                   -               125,000            125,000
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                               (4,577)           (31,161)           (35,738)
      Lessee rental deposits                                   (5,791)           (52,703)           (58,494)
      Due to management company                                     4                 88                 92
                                                             --------         ----------         ----------

                                                              (70,362)          (248,819)          (319,181)
                                                             --------         ----------         ----------
Cash flows from investing activities:
  Principal collections on leases                              36,826          1,331,200          1,368,026
  Release of restricted cash                                   44,363            291,209            335,572
                                                            ---------         ----------         ----------
                                                               81,189          1,622,409          1,703,598
                                                            ---------         ----------         ----------
Cash flows from financing activities:
  Distributions to
    Limited Partners                                             -              (755,965)          (755,965)
  Distributions to
    General Partner                                              -                (7,433)            (7,433)
                                                             --------         ----------         ----------
                                                                 -              (763,398)          (763,398)
                                                             --------         ----------         ----------
Net increase in cash and
  cash equivalents                                             10,827            610,192            621,019

Cash and cash equivalents:
  Beginning of year                                           469,897          1,079,361          1,549,258
                                                             --------         ----------         ----------
  End of second quarter                                      $480,724         $1,689,553         $2,170,277
                                                             ========         ==========         ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through June 30, 1997. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and make distributions to limited partners.

Net investment in direct financing leases decreased approximately $1,006,000 during the six months ended June 30, 1997. This decrease is due to principal collections on leases.

Lessee rental deposits decreased approximately $102,000 for the six months ended June 30, 1997 resulting from payments made to lessees at the end of lease term.

In the aggregate, partners' equity decreased approximately $1,005,000 during the six months ended June 30, 1997 due to a net loss of approximately $222,000 and distributions to partners of approximately $783,000.

During the six months ended June 30, 1997, the Partnership's operating activities resulted in a use of approximately $328,000 of cash. This was due principally to a net loss of approximately $222,000, decreases in accounts payable and lessee rental deposits of approximately $143,000, partially offset by a decrease in due from management company of approximately $37,000. During the period, cash flows from investing activities aggregated approximately $1,006,000 relating to principal collections on leases. Cash flows used for financing activities of approximately $783,000, consisted of distributions to limited partners of $780,000 and the general partner of approximately $3,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Continuing Limited Partners were suspended after the April 1, 1997 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statement included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners are likely to be significantly less than the amount of partners' equity reflected in the June 30, 1997 Balance Sheets (see the financial statements included in Item 1).


Results of Operations

Lease income decreased approximately $34,000 and $119,000 for the three and six month periods ended June 30, 1997 compared to the corresponding periods in 1996. The decrease is primarily due to a decline in the lease portfolios partially offset by a $45,000 provision recorded in the second quarter of 1996 to provide for the return of lessee overpayments previously recorded as lease income.

Interest income decreased approximately $66,000 and $62,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996. The decrease is primarily due to the recognition in the second quarter of 1996 of interest previously earned on restricted cash balances.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three and six month periods ended June 30, 1997 as compared to $193,000 and $406,000 for the same periods in 1996. Subsequent to June 30, 1996 the General Partner, Lease Resolution Corporation ("LRC"), has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement represents the amount paid to LRC in its capacity as general partner in excess of what LRC received as partner distributions. LRC was paid approximately $159,000 for the three months ended June 30, 1997 and $328,000 for the six months then ended (including $3,000 in partner distributions). This compares to total payments of $18,000 (including $3,000 in partner distributions) and $74,000 (including $7,000 in partner distributions), respectively, for the comparable three and six month periods of 1996. The increase of $141,000 and $254,000, respectively, for the three and six month periods primarily represent expenses associated with LRC's assumption of the day-to-day management of the Partnership's operations effective July 1, 1996. These expenses were previously included in the Management Fees - New Era (see Note 8 to the Partnership's financial statements included in the 1996
Form 10-K). Included in the 1997 expenses is $19,000 representing a one time expense associated with the relocation of former New Era employees to reduced office space.

Professional Fees decreased approximately $8,000 and $27,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to decreased audit fees and legal fees related to collections and other legal matters.

The provision for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolios.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1997.





                      DATRONIC FINANCE INCOME FUND I, L.P.
                      Registrant





        By: /s/DONALD D. TORISKY
            -------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Finance Income Fund I, L.P.



        By: /s/ROBERT P. SCHAEN
            ------------------------------------------
            Robert P. Schaen
            Vice Chairman and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Finance Income Fund I, L.P.

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