Form 10-Q
period 1997-09-30
DATRONIC FINANCE INCOME FUND I LP
filed 1997-11-13
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ---------------------------------


For the Quarter Ended
 September 30, 1997                             Commission File Number  0-21276
---------------------                           -------------------------------


                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



  Delaware                                                   36-3744792
-----------------                                   ---------------------------
  State or other                                    IRS Employer Identification
  jurisdiction of                                               Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
Address of principal                                   City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                         PART I - FINANCIAL INFORMATION

Item 1.
-------

  Index to Financial Statements

    Balance Sheets

      September 30, 1997 (unaudited)                                 3

      December 31, 1996                                              4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1997                  5

      For the three months ended September 30, 1996                  6

      For the nine months ended September 30, 1997                   7

      For the nine months ended September 30, 1996                   8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1997                   9
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1997                   10

      For the nine months ended September 30, 1996                   11

    Notes to Financial Statements (unaudited)                        12


Item 2.
-------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations               13 - 15


                         PART II - OTHER INFORMATION

Items 1-6.                                                           16
----------

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               September 30, 1997
                                  (Unaudited)


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners             Total
                                                     ----------          ----------          ---------
ASSETS
------

Cash and cash equivalents                               $315,142           $1,385,640           $1,700,782
Net investment in direct
  financing leases                                         4,065            1,760,727            1,764,792
Diverted and other assets, net                           144,697              949,836            1,094,533
Datronic assets, net                                         -                    -                    -
                                                        --------           ----------           ----------

                                                        $463,904           $4,096,203           $4,560,107
                                                        ========           ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                      $    985           $   15,604           $   16,589
Lessee rental deposits                                     6,951               64,754               71,705
                                                        --------           ----------           ----------

Total liabilities                                          7,936               80,358               88,294

Total partners' equity                                   455,968            4,015,845            4,471,813
                                                        --------           ----------           ----------

                                                        $463,904           $4,096,203           $4,560,107
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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1997
                                  (Unaudited)


                                                        Liquidating        Continuing
                                                          Limited           Limited
                                                         Partners           Partners              Total
                                                        ----------         ----------           ---------
Revenue:
  Lease income                                            $    713          $  69,900           $  70,613
  Interest income                                            1,715             18,484              20,199
                                                          --------          ---------           ---------

                                                             2,428             88,384              90,812
                                                          --------          ---------           ---------

Expenses:
  General Partner's
    expense reimbursement                                   16,234            138,258             154,492
  Professional fees                                          5,405             42,219              47,624
  Other operating expenses                                     986              6,482               7,468
                                                          --------          ---------           ---------

                                                            22,625            186,959             209,584
                                                          --------          ---------           ---------


Net loss                                                  $(20,197)         $ (98,575)          $(118,772)
                                                          ========          =========           =========

Net loss - General Partner                                $   (202)         $    (986)          $  (1,188)
                                                          ========          =========           =========

Net loss - Limited Partners                               $(19,995)         $ (97,589)          $(117,584)
                                                          ========          =========           =========

Net loss per limited
  partnership unit                                        $  (2.60)         $   (1.93)
                                                          ========          =========

Weighted average number
  of limited partnership units
  outstanding                                                7,699             50,535
                                                          ========          =========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1996
                                  (Unaudited)


                                                        Liquidating        Continuing
                                                          Limited           Limited
                                                         Partners           Partners              Total
                                                        ----------         ----------           ---------
Revenue:
  Lease income (loss)                                     $ (3,975)         $ 107,866           $ 103,891
  Interest income                                            1,002             23,057              24,059
                                                          --------          ---------           ---------

                                                            (2,973)           130,923             127,950
                                                          --------          ---------           ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                          7,911             51,933              59,844
  General Partner's
    expense reimbursement                                   21,075            184,845             205,920
  Professional fees                                          4,658             36,437              41,095
  Other operating expenses                                     834              6,165               6,999
  Provision for lease losses                                  -               125,000             125,000
                                                          --------          ---------           ---------

                                                            34,478            404,380             438,858
                                                          --------          ---------           ---------

Net loss                                                  $(37,451)         $(273,457)          $(310,908)
                                                          ========          =========           =========

Net loss - General Partner                                $   (375)         $  (2,734)          $  (3,109)
                                                          ========          =========           =========

Net loss - Limited Partners                               $(37,076)         $(270,723)          $(307,799)
                                                          ========          =========           =========

Net loss per limited
  partnership unit                                        $  (4.82)         $   (5.36)
                                                          ========          =========

Weighted average number
  of limited partnership units
  outstanding                                                7,699             50,535
                                                          ========          =========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1997
                                  (Unaudited)


                                                      Liquidating          Continuing
                                                        Limited             Limited
                                                       Partners             Partners              Total
                                                      -----------          ----------           ---------
Revenue:
  Lease income                                         $     948            $ 255,632           $ 256,580
  Interest income                                          4,816               42,726              47,542
                                                       ---------            ---------           ---------

                                                           5,764              298,358             304,122
                                                       ---------            ---------           ---------

Expenses:
  General Partner's
    expense reimbursement                                 51,477              428,152             479,629
  Professional fees                                       17,838              132,275             150,113
  Other operating expenses                                 1,882               13,316              15,198
                                                       ---------            ---------           ---------

                                                          71,197              573,743             644,940
                                                       ---------            ---------           ---------


Net loss                                               $ (65,433)           $(275,385)          $(340,818)
                                                       =========            =========           =========

Net loss - General Partner                             $    (654)           $  (2,754)          $  (3,408)
                                                       =========            =========           =========

Net loss - Limited Partners                            $ (64,779)           $(272,631)          $(337,410)
                                                       =========            =========           =========

Net loss per limited
  partnership unit                                     $   (8.41)           $   (5.39)
                                                       =========            =========

Weighted average number
  of limited partnership units
  outstanding                                              7,699               50,535
                                                       =========            =========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                                      Liquidating          Continuing
                                                        Limited             Limited
                                                       Partners             Partners              Total
                                                      -----------          ----------           ---------
Revenue:
  Lease income (loss)                                  $  (5,619)           $ 414,159           $ 408,540
  Interest income                                          8,921              104,635             113,556
                                                       ---------            ---------           ---------

                                                           3,302              518,794             522,096
                                                       ---------            ---------           ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                       23,734              155,798             179,532
  Management fees-New Era                                 39,505              366,816             406,321
  General Partner's
    expense reimbursement                                 29,884              242,672             272,556
  Professional fees                                       20,903              149,665             170,568
  Other operating expenses                                 2,548               21,208              23,756
  Provision for lease losses                                -                 250,000             250,000
                                                       ---------            ---------           ---------

                                                         116,574            1,186,159           1,302,733
                                                       ---------            ---------           ---------


Net loss                                               $(113,272)           $(667,365)          $(780,637)
                                                       =========            =========           =========

Net loss - General Partner                             $  (1,133)           $  (6,674)          $  (7,807)
                                                       =========            =========           =========

Net loss - Limited Partners                            $(112,139)           $(660,691)          $(772,830)
                                                       =========            =========           =========

Net loss per limited
  partnership unit                                     $  (14.57)           $  (13.07)
                                                       =========            =========

Weighted average number
  of limited partnership units
  outstanding                                              7,699               50,535
                                                       =========            =========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                             Liquidating        Continuing
                                              General          Limited            Limited             Total
                                             Partner's        Partners'          Partners'          Partners'
                                              Equity           Equity             Equity             Equity
                                             --------         --------           --------           --------
Balance, December 31, 1996                   $(260,963)*       $540,745          $5,315,743          $5,595,525

  Distributions to
    Partners                                    (2,895)               -            (779,999)           (782,894)
  Net loss                                      (3,408)         (64,779)           (272,631)           (340,818)
  Allocation of General
    Partner's equity                           267,266          (19,998)           (247,268)                -
                                              --------         --------          ----------          ----------


Balance, September 30, 1997                   $    -           $455,968          $4,015,845          $4,471,813
                                              ========         ========          ==========          ==========


* Balance as previously reported was $0 due to allocation of $19,344 and $241,619 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (Unaudited)

                                                         Liquidating          Continuing
                                                           Limited              Limited
                                                           Partners            Partners              Total
                                                          ----------          ----------           ---------
Cash flows used for operating activities:
  Net loss                                                 $ (65,433)         $ (275,385)         $ (340,818)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                      (6,034)            (40,800)            (46,834)
      Lessee rental deposits                                 (13,289)           (113,101)           (126,390)
      Due from management company                              3,725              33,628              37,353
                                                          ----------          ----------          ----------

                                                             (81,031)           (395,658)           (476,689)
                                                            --------          ----------          ----------

Cash flows from investing activities:
  Principal collections on leases                              8,019           1,331,117           1,339,136
                                                           ---------          ----------          ----------


Cash flows used for financing activities:
  Distributions to Limited Partners                             -               (779,999)           (779,999)
  Distributions to General Partner                              -                 (2,895)             (2,895)
                                                            --------          ----------          ----------

                                                                -               (782,894)           (782,894)
                                                            --------        ------------         -----------

Net increase (decrease) in
  cash and cash equivalents                                  (73,012)            152,565              79,553

Cash and cash equivalents:
  Beginning of year                                          388,154           1,233,075           1,621,229
                                                            --------          ----------          ----------

  End of third quarter                                      $315,142          $1,385,640          $1,700,782
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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                                                  Liquidating          Continuing
                                                                    Limited              Limited
                                                                    Partners            Partners              Total
                                                                   ----------          ----------           ---------
Cash flows used for operating activities:
  Net loss                                                         $(113,272)           $(667,365)         $ (780,637)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Amortization expense                                            23,734              155,798             179,532
      Provision for lease
        losses                                                          -                 250,000             250,000
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                                            (4,672)             (31,976)            (36,648)
        Lessee rental deposits                                       (15,040)            (126,079)           (141,119)
        Due to management company                                        130                  853                 983
                                                                    --------           ----------          ----------

                                                                    (109,120)            (418,769)           (527,889)
                                                                    --------           ----------          ----------

Cash flows from investing activities:
  Principal collections on leases                                     49,316            1,868,817           1,918,133
  Release of restricted cash                                          44,363              291,209             335,572
                                                                    --------           ----------          ----------

                                                                      93,679            2,160,026           2,253,705
                                                                    ---------          ----------          ----------

Cash Flows used for financing activities:
  Distributions to Limited Partners                                     -              (1,138,099)         (1,138,099)
  Distributions to General Partner                                      -                 (16,119)            (16,119)
                                                                    --------           ----------          ----------

                                                                        -              (1,154,218)         (1,154,218)
                                                                    ---------          ----------          ----------

Net increase (decrease) in
  cash and cash equivalents                                          (15,441)             587,039             571,598

Cash and cash equivalents:
  Beginning of year                                                  469,897            1,079,361           1,549,258
                                                                    --------           ----------          ----------

  End of third quarter                                              $454,456           $1,666,400          $2,120,856
                                                                    ========           ==========          ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

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

In December 1996, the Court approved a Management Termination Agreement between New Era Funding Corp. and Lease Resolution Corporation ("LRC"). Pursuant to that agreement, LRC assumed day-to-day management responsibility for the Partnership and for the related expenses incurred on its behalf retroactive to July 1, 1996. Accordingly, management fees totaling $194,672 for the period July 1 - September 30, 1996 originally reported as Management fees-New Era in the Partnership's Statements of Revenue and Expenses for the three and nine months ended September 30, 1996 have been reclassified as General Partner's expense reimbursement. This reclassification has no effect on the Partnership's net loss for these periods and is consistent with the manner in which these expenses were reported for the full year in the Partnership's 1996 financial statements included in Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution and distributions to Continuing Limited Partners were suspended after payment of the April 1, 1997 distribution.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through September 30, 1997. The discussion and analysis of results of operations is for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and make distributions to limited partners.

Net investment in direct financing leases decreased $1,339,000 during the nine months ended September 30, 1997. This decrease is due to principal collections on leases.

Lessee rental deposits decreased $126,000 from the return of lease deposits at the expiration of the respective leases.

In the aggregate, partners' equity decreased $1,124,000 during the nine months ended September 30, 1997 due to a net loss of $341,000 and distributions to partners of $783,000.

During the nine months ended September 30, 1997, the Partnership's operating activities resulted in a use of $477,000 of cash. This was due principally to a net loss of $341,000, decreases in accounts payable and lessee rental deposits of $173,000, partially offset by a decrease in due from management company of $37,000. During the period, cash flows from investing activities aggregated $1,339,000 from collections on leases. Cash flows used for financing activities of $783,000, consisted of distributions to limited partners of $780,000 and the general partner of $3,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution. Distributions to the Continuing Limited Partners were suspended after the April 1, 1997 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statement included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners are likely to be significantly less than the amount of partners' equity reflected in the September 30, 1997 Balance Sheets (see the financial statements included in Item 1).


Results of Operations

Lease income decreased $33,000 and $152,000 for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The decrease is primarily due to a decline in the lease portfolios partially offset by a $45,000 reduction of lease income in the second quarter 1996 which provided for the return of lessee overpayments previously recorded as income.

Interest income decreased $4,000 and $66,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease is primarily due to the recognition in the second quarter 1996 of interest previously earned on restricted cash balances.

Management fees-New Era represents payments to New Era Funding for managing the day-to-day operations of the Partnership pursuant to a Management Agreement that was terminated effective June 30, 1996. Accordingly, no management fees were paid to New Era for any periods after that date. Management fees of $406,000 for the nine months ended September 30, 1996 are all attributable to the first six months of the year. Effective July 1, 1996, the General Partner, Lease Resolution Corporation ("LRC") assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement includes (i) payments to LRC for expenses it incurred as general partner beyond those covered by its partner distributions, and (ii) effective July 1, 1996, reimbursement of additional expenses incurred by LRC in the day-to-day management of the Partnership. The following table summarizes all payments to LRC for the three and nine months ended September 30, 1996 and 1997.

                                           General
                           Expense         Partner
                        Reimbursement   Distributions    Total
                        ----------------------------------------
Three months ended
   9/30/97              $  154,000      $     -       $  154,000
   9/30/96                 206,000          9,000        215,000
                        ----------------------------------------
Increase (decrease)     $  (52,000)     $  (9,000)    $  (61,000)
                        ========================================


Nine months ended
   9/30/97              $  480,000      $   3,000     $  483,000
   9/30/96                 273,000         16,000        289,000
                        ----------------------------------------
Increase (decrease)     $  207,000      $ (13,000)    $  194,000
                        ========================================

Total payments to LRC for the three months ended September 30, 1997 decreased $61,000 compared to last year because of staff reductions and other cost savings associated with the management of the Partnership. These 1997 savings were partially offset by a $35,000 premium for insurance coverage that extends through the ultimate liquidation of the Partnership.

The nine month increase of $194,000 reflects the fact that LRC managed the day-to-day operations of the Partnership for all three quarters through September 30, 1997 versus only one quarter in 1996, partially offset by staff reductions and other cost savings. The increase also includes the $35,000 insurance premium noted above and a $19,000, one-time charge for relocating the former New Era staff to reduced office space.

Professional Fees increased $7,000 and decreased $20,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for the three month period is due to increased legal fees relating to Partnership claims against former accountants and others partially offset by decreased legal fees related to collections. The decrease for the nine month period is due to decreased legal fees related to collections, other legal matters and audit fees partially offset by increased legal fees relating to Partnership claims against former accountants and others.

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

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.





                    DATRONIC FINANCE INCOME FUND I, L.P.
                    Registrant





        By: /s/DONALD D. TORISKY
            -------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Finance Income Fund I, L.P.



        By: /s/ROBERT P. SCHAEN
            -------------------------------------
            Robert P. Schaen
            Vice Chairman and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Finance Income Fund I, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                  Commission for Information only
                                  and not filed.