Form 10-K405
period 1997-12-31
DATRONIC FINANCE INCOME FUND I LP
filed 1998-03-27
CIK 870255

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

Commission File Number 0-21276

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                                36-3744792
 -------------------                                ----------------------
   State or other                                     (I.R.S. Employer
   jurisdiction of                                    Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois    60173
--------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:


Title of each class            Name of each exchange on which registered
       NONE                                  NONE
-------------------                    ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

                                     PART I
ITEM 1 - BUSINESS

Datronic Finance Income Fund I, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on November 21, 1990. The Partnership offered Units of Limited Partnership Interests (the "Units") during 1991 and early 1992 raising $29,117,000 of limited partner funds.

As more fully described in Part II, Item 8, Notes 1, 4 and 7(a) during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp. ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P.("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership.

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

The Partnership has no employees. LRC, the General Partner, employed 34 persons at December 31, 1997 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

The Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 4) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 7 for a discussion of material legal proceedings involving the Partnership.

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

As of December 31, 1997, the Partnership estimates that there were approximately 1,765 record owners of Units.

             Distributions

Reference is made to Part II, Item 8, Notes 6 and 9 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1997, 1996, 1995, 1994, and 1993 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                For the years ended December 31,
                                                --------------------------------
                               1997           1996           1995            1994         1993
                               ----           ----           ----            ----         ----
Total revenue               $      381     $      659     $    1,177     $    1,367     $    2,362

Total expenses                     761          2,067          2,000          2,278          2,644
                            ----------     ----------     ----------     ----------     ----------

Net earnings (loss)               (380)    $   (1,408)    $     (823)    $     (911)    $     (282)
                            ==========     ==========     ==========     ==========     ==========

Net earnings (loss)
 per Unit

 Class A                         (9.37)    $   (25.07)    $   (13.64)    $   (15.21)    $     1.74
                            ==========     ==========     ==========     ==========     ==========
 Class B                         (6.03)    $   (23.76)    $   (14.05)    $   (15.53)    $    (5.78)
                            ==========     ==========     ==========     ==========     ==========
 Class C                         (6.03)    $   (23.76)    $   (14.05)    $   (15.53)    $    (5.78)
                            ==========     ==========     ==========     ==========     ==========


Distributions per Unit
 (per year)

 Class A                          --       $     --       $     4.20     $   114.44     $   134.42
                            ==========     ==========     ==========     ==========     ==========
 Class B                         15.44     $    30.26     $    56.00     $    62.49     $    62.45
                            ==========     ==========     ==========     ==========     ==========
 Class C                         12.21     $    28.78     $    56.00     $    62.49     $    62.45
                            ==========     ==========     ==========     ==========     ==========

Weighted average number
 of Units outstanding

 Class A                         7,699          7,699          7,699          7,699          7,699
                            ==========     ==========     ==========     ==========     ==========
 Class B                        50,475         50,475         50,475         50,475         50,475
                            ==========     ==========     ==========     ==========     ==========
 Class C                            60             60             60             60             60
                            ==========     ==========     ==========     ==========     ==========


Balance Sheet Data
 (in thousands, except)
  for unit amounts

                                                 As of December 31,
                        ----------------------------------------------------------------------
                           1997           1996           1995           1994           1993
                           ----           ----           ----           ----           ----
Total assets            $    4,516     $    5,857     $    9,003     $   12,870     $   17,840
                        ==========     ==========     ==========     ==========     ==========

Total liabilities       $       84     $      262     $      450     $      552     $      504
                        ==========     ==========     ==========     ==========     ==========

Partners' equity        $    4,432     $    5,595     $    8,553     $   12,318     $   17,336
                        ==========     ==========     ==========     ==========     ==========

Book value per Unit

  Class A               $    60.86     $    70.23     $    95.30     $   112.15     $   242.91
                        ==========     ==========     ==========     ==========     ==========
  Class B               $    83.72     $   105.18     $   159.18     $   228.04     $   307.32
                        ==========     ==========     ==========     ==========     ==========
  Class C               $    92.44     $   113.90     $   167.90     $   236.76     $   316.04
                        ==========     ==========     ==========     ==========     ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

The Partnership had a net loss of $381,000 in 1997 in the aggregate for all classes of partners. This compares to aggregate net losses in 1996 and 1995 of $1,408,000 and $823,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1997 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1997. This trend will continue as the Partnership liquidates its remaining leases. An additional factor affecting year-to-year comparisons was a $85,000 reduction of lease income in 1996 due to the return of lease overpayments that were recognized as revenue in earlier periods.

Settlement proceeds:
Settlement proceeds in 1995 reflect the settlement with the Datronic Partnerships' former attorneys (see Note 7(a)(i) to the Partnership's financial statements included in Item 8).

Interest income:
Interest income for all three years includes earnings on invested cash balances. In addition, 1996 includes interest of $54,000 previously earned on restricted cash balances.

Amortization expense:
Amortization of organization and equipment acquisition costs ended as of September 1996 when these costs became fully amortized.

Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1997 reflects no New Era management fees and 1996 results reflect only six months of such fees plus $550,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. As a result of these additional expenses, the General Partner's expense reimbursement shows a year-to-year increase for the three years ended December 31, 1997. Partially offsetting these increases are the effects of staff reductions and other cost savings realized during 1997 and the second half of 1996. 1997 expenses also include $35,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $19,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 9 to the Partnership's financial statements included in Item 8.

Professional fees - Litigation:
This represents fees paid in connection with the Partnership's litigation which is described in Note 7 to the Partnership's financial statements included in
Item 8. The 1997 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. The 1995 expense includes fees paid in connection with a settlement with the Partnership's former attorneys.

Professional fees - Other:
These fees, generally, show a year-to-year decrease for the three years ended December 31, 1997 because of the decreasing level of professional services required in such areas as collections, consulting, accounting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Other operating expenses:
This represents general administrative expenses which are decreasing with the declining size of the lease portfolio.

Provision for lease loss:
This provision reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio.

Provision (credit) for loss on Diverted and other assets:
This provision (credit) reflects Management's ongoing assessment of the net realizable value of various assets held for the benefit of this and the other Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for loss in 1995 in connection with a decrease in the estimated net realizable value of one of the Diverted and other assets. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts.


Liquidity and Capital Resources

During 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be run out by the end of 2000, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier through a bulk sale. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

During 1997, the Partnership's cash and cash equivalents increased by $258,000 to $1,879,000 at December 31, 1997 from $1,621,000 at December 31, 1996. This increase is primarily due to cash receipts from collections on leases of $1,663,000, partially offset by cash used in operations of $622,000 and distributions to partners of $783,000.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and cost necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the December 31, 1997 balance sheets (see Partnership's financial statements included in Item 8).

Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

Impact of Year 2000 Issue

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements, if any, of the Partnership in the Year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page(s)
                                                                            -------
Audited Financial Statements:

         Independent Auditors' Report                                        11-12

         Balance Sheets
             In Total for All Classes
             of Limited Partners at December 31,
             1997 and 1996                                                      13

             By Class of Limited Partner
               December 31, 1997                                                14

               December 31, 1996                                                15

         Statements of Revenue and Expenses
             In Total for All Classes of Limited Partners
             for the years ended December 31,
             1997, 1996 and 1995                                                16

             By Class of Limited Partner for the years ended
               December 31, 1997                                                17

               December 31, 1996                                                18

               December 31, 1995                                                19

         Statements of Changes in Partners' Equity
             for the years ended December 31,
             1997, 1996, and 1995                                               20

         Statements of Cash Flows
             In Total for All Classes of Limited Partners
             for the years ended December 31,
             1997, 1996 and 1995                                                21

             By Class of Limited Partner for the years ended
               December 31, 1997                                                22

               December 31, 1996                                                23

               December 31, 1995                                                24

         Notes to Financial Statements                                       25-38

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Finance Income Fund I, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC FINANCE INCOME FUND I, L.P. ("the Partnership") as of December 31, 1997 and 1996 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1997 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note

9 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 4, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX, L.P., and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 6, 1998

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                            December 31,
                                     -------------------------
                                        1997            1996
                                     ----------     ----------
ASSETS

Cash and cash equivalents            $1,879,490     $1,621,229
Due from management company                --           37,353
Net investment in direct
  financing leases                    1,440,939      3,103,928
Diverted and other assets, net        1,195,081      1,094,533
Datronic assets, net                       --             --
                                     ----------     ----------

                                     $4,515,510     $5,857,043
                                     ==========     ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                   $   18,455     $   63,423
Lessee rental deposits                   65,035        198,095
                                     ----------     ----------

     Total liabilities                   83,490        261,518

Total Partners' equity                4,432,020      5,595,525
                                     ----------     ----------

                                     $4,515,510     $5,857,043
                                     ==========     ==========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner

                                                   December 31, 1997
                                       --------------------------------------------
                                       Liquidating      Continuing
                                         Limited         Limited
                                        Partners         Partners          Total
                                       ----------       ----------       ----------
ASSETS

Cash and cash equivalents              $  294,408       $1,585,082       $1,879,490
Net investment in direct
  financing leases                          3,412        1,437,527        1,440,939
Diverted and other assets, net            157,990        1,037,091        1,195,081
Datronic assets, net                         --               --               --
                                       ----------       ----------       ----------

                                       $  455,810       $4,059,700       $4,515,510
                                       ==========       ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    1,197       $   17,258       $   18,455
Lessee rental deposits                      6,069           58,966           65,035
                                       ----------       ----------       ----------

    Total liabilities                       7,266           76,224           83,490

Total Partners' equity                    448,544        3,983,476        4,432,020
                                       ----------       ----------       ----------

                                       $  455,810       $4,059,700       $4,515,510
                                       ==========       ==========       ==========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner

                                                   December 31, 1996
                                       ---------------------------------------------
                                       Liquidating     Continuing
                                          Limited         Limited
                                         Partners        Partners          Total
                                       ----------       ----------       ----------

ASSETS

Cash and cash equivalents              $  388,154       $1,233,075       $1,621,229
Due from management company                 3,725           33,628           37,353
Net investment in direct
  financing leases                         12,084        3,091,844        3,103,928
Diverted and other assets, net            144,697          949,836        1,094,533
Datronic assets, net                         --               --               --
                                       ----------       ----------       ----------

                                       $  548,660       $5,308,383       $5,857,043
                                       ==========       ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    7,019       $   56,404       $   63,423
Lessee rental deposits                     20,240          177,855          198,095
                                       ----------       ----------       ----------

     Total liabilities                     27,259          234,259          261,518

Total Partners' equity                    521,401        5,074,124        5,595,525
                                       ----------       ----------       ----------

                                       $  548,660       $5,308,383       $5,857,043
                                       ==========       ==========       ==========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                For the years ended December 31,
                                             1997               1996              1995
                                         -----------        -----------        -----------

Revenue:
  Lease income                           $   311,239        $   525,104        $ 1,013,201
  Settlement proceeds                           --                 --              124,035
  Interest income                             69,525            133,505             39,299
                                         -----------        -----------        -----------

                                             380,764            658,609          1,176,535
                                         -----------        -----------        -----------

Expenses:
  Amortization of organization and
    lease acquisition costs                     --              179,532            239,378
  Management fees-New Era                       --              955,112          1,123,632
  General Partner's
    expense reimbursement                    597,112            315,864             43,699
  Professional fees-Litigation               109,850             77,894            117,599
  Professional fees-Other                    132,837            188,782            186,496
  Other operating expenses                    22,124             27,414             41,593
  Provision for lease losses                    --              250,000             14,034
  Provision (credit) for loss on
    Diverted and other assets               (100,548)            71,820            233,415
                                         -----------        -----------        -----------

                                             761,375          2,066,418          1,999,846
                                         -----------        -----------        -----------

Net loss                                 $  (380,611)       $(1,407,809)       $  (823,311)
                                         ===========        ===========        ===========

Net loss-General Partner                 $    (3,807)       $   (14,078)       $    (8,233)
                                         ===========        ===========        ===========

Net loss-Limited Partners                $  (376,804)       $(1,393,731)       $  (815,078)
                                         ===========        ===========        ===========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                        Liquidating      Continuing
                                          Limited         Limited
                                          Partners        Partners           Total
                                         ---------        ---------        ---------
Revenue:
  Lease income                           $   1,100        $ 310,139        $ 311,239
  Interest income                            6,961           62,564           69,525
                                         ---------        ---------        ---------

                                             8,061          372,703          380,764
                                         ---------        ---------        ---------

Expenses:
  General Partner's
    expense reimbursement                   61,792          535,320          597,112
  Professional fees-Litigation              14,522           95,328          109,850
  Professional fees-Other                   15,128          117,709          132,837
  Other operating expenses                   2,769           19,355           22,124
  Credit for loss on Diverted
    and other assets                       (13,293)         (87,255)        (100,548)
                                         ---------        ---------        ---------

                                            80,918          680,457          761,375
                                         ---------        ---------        ---------

Net loss                                 $ (72,857)       $(307,754)       $(380,611)
                                         =========        =========        =========

Net loss-General Partner                 $    (729)       $  (3,078)       $  (3,807)
                                         =========        =========        =========

Net loss-Limited Partners                $ (72,128)       $(304,676)       $(376,804)
                                         =========        =========        =========

Net loss per Limited Partnership
  unit                                   $   (9.37)       $   (6.03)
                                         =========        =========

Weighted average number of limited
  partnership units outstanding              7,699           50,535
                                         =========        =========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                                            Liquidating       Continuing
                                                             Limited           Limited
                                                             Partners          Partners            Total
                                                            -----------       -----------        -----------
Revenue:
  Lease income                                               $  (5,123)       $   530,227        $   525,104
  Interest income                                               10,211            123,294            133,505
                                                             ---------        -----------        -----------

                                                                 5,088            653,521            658,609
                                                             ---------        -----------        -----------

Expenses:
  Amortization of organization
    and lease acquisition costs                                 23,734            155,798            179,532
  Management fees-New Era                                       96,922            858,190            955,112
  General Partner's
    expense reimbursement                                       34,044            281,820            315,864
  Professional fees-Litigation                                  10,298             67,596             77,894
  Professional fees-Other                                       22,538            166,244            188,782
  Other operating expenses                                       3,024             24,390             27,414
  Provision for lease losses                                      -               250,000            250,000
  Provision for loss on Diverted
    and other assets                                             9,494             62,326             71,820
                                                             ---------        -----------        -----------

                                                               200,054          1,866,364          2,066,418
                                                             ---------        -----------        -----------

Net loss                                                     $(194,966)       $(1,212,843)       $(1,407,809)
                                                             =========        ===========        ===========

Net loss-General Partner                                     $  (1,950)       $   (12,128)       $   (14,078)
                                                             =========        ===========        ===========

Net loss-Limited Partners                                    $(193,016)       $(1,200,715)       $(1,393,731)
                                                             =========        ===========        ===========

Net loss per Limited Partnership
  unit                                                         $(25.07)           $(23.76)
                                                               =======            =======

Weighted average number of limited
  partnership units outstanding                                  7,699             50,535
                                                               =======            =======



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                            Liquidating        Continuing
                                             Limited            Limited
                                             Partners           Partners            Total
                                            -----------        -----------        -----------

Revenue:
  Lease income                              $    23,052        $   990,149        $ 1,013,201
  Settlement proceeds                            16,397            107,638            124,035
  Interest income                                 3,089             36,210             39,299
                                            -----------        -----------        -----------

                                                 42,538          1,133,997          1,176,535
                                            -----------        -----------        -----------
Expenses:
  Amortization of organization
    and lease acquisition costs                  31,645            207,733            239,378
  Management fees-New Era                        77,692          1,045,940          1,123,632
  General Partner's
    expense reimbursement                         5,777             37,922             43,699
  Professional fees-Litigation                   15,547            102,052            117,599
  Professional fees-Other                        22,466            164,030            186,496
  Other operating expenses                        2,654             38,939             41,593
  Provision (credit) for lease losses           (38,002)            52,036             14,034
  Provision for loss on Diverted
    and other assets                             30,858            202,557            233,415
                                            -----------        -----------        -----------

                                                148,637          1,851,209          1,999,846
                                            -----------        -----------        -----------

Net loss                                    $  (106,099)       $  (717,212)       $  (823,311)
                                            ===========        ===========        ===========

Net loss-General Partner                    $    (1,061)       $    (7,172)       $    (8,233)
                                            ===========        ===========        ===========

Net loss-Limited Partners                   $  (105,038)       $  (710,040)       $  (815,078)
                                            ===========        ===========        ===========

Net loss per Limited Partnership
  unit                                      $    (13.64)       $    (14.05)
                                            ===========        ===========

Weighted average number of limited
  partnership units outstanding                   7,699             50,535
                                            ===========        ===========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1997

                                                 Liquidating        Continuing
                                   General        Limited            Limited             Total
                                  Partner's       Partners'          Partners'          Partners'
                                   Equity          Equity             Equity             Equity
                                  ---------      -----------        -----------        ----------

Balance, December 31, 1994        $   --          $ 856,572        $ 11,461,129        $ 12,317,701

  Distributions to partners        (79,749)         (32,336)         (2,829,845)         (2,941,930)
  Net loss                          (8,233)        (105,038)           (710,040)           (823,311)
  Allocation of General
    Partner's Equity                87,982           (2,831)            (85,151)               --
                                  --------        ---------        ------------        ------------

Balance, December 31, 1995            --            716,367           7,836,093           8,552,460
                                  --------        ---------        ------------        ------------

  Distributions to partners        (21,028)            --            (1,528,098)         (1,549,126)
  Net loss                         (14,078)        (193,016)         (1,200,715)         (1,407,809)
  Allocation of General
    Partner's Equity                35,106           (1,950)            (33,156)               --
                                  --------        ---------        ------------        ------------

Balance, December 31, 1996            --            521,401           5,074,124           5,595,525
                                  --------        ---------        ------------        ------------

  Distributions to partners         (2,895)            --              (779,999)           (782,894)
  Net loss                          (3,807)         (72,128)           (304,676)           (380,611)
  Allocation of General
    Partner's Equity                 6,702             (729)             (5,973)               --
                                  --------        ---------        ------------        ------------


Balance, December 31, 1997        $   --          $ 448,544        $  3,983,476        $  4,432,020
                                  ========        =========        ============        ============


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                    For the years ended December 31,
                                            -------------------------------------------------
                                                1997               1996              1995
                                            -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                  $  (380,611)       $(1,407,809)       $  (823,311)
  Adjustments to reconcile net
    loss to net cash used in
      operating activities:
      Amortization expense                         --              179,532            239,378
      Provision for lease losses                   --              250,000             14,034
      Provision (credit) for loss on
        Diverted and other assets              (100,548)            71,820            233,415
      Changes in assets and
          liabilities:
        Accounts payable and
          accrued expenses                      (44,968)            (7,833)            (5,709)
        Lessee rental deposits                 (133,060)          (180,498)           (94,433)
        Due to/from management
          company                                37,353            (37,633)            (2,173)
                                            -----------        -----------        -----------

                                               (621,834)        (1,132,421)          (438,799)
                                            -----------        -----------        -----------

Cash flows from investing activities:
  Purchases of lease receivables                   --                 --           (5,076,374)
  Principal collections on leases             1,662,989          2,417,946          3,680,778
  Sales of leases                                  --                 --            3,732,404
  Distribution of Diverted and
     other assets                                  --                 --              431,402
  Distribution of Datronic assets                  --                 --               40,088
  Release of restricted cash                       --              335,572               --
                                            -----------        -----------        -----------

                                              1,662,989          2,753,518          2,808,298
                                            -----------        -----------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners            (779,999)        (1,528,098)        (2,862,181)
  Distributions to General Partner               (2,895)           (21,028)           (79,749)
                                            -----------        -----------        -----------

                                               (782,894)        (1,549,126)        (2,941,930)
                                            -----------        -----------        -----------

Net increase (decrease) in
   cash and cash equivalents                    258,261             71,971           (572,431)
Cash and cash equivalents:
  Beginning of year                           1,621,229          1,549,258          2,121,689
                                            -----------        -----------        -----------

  End of year                               $ 1,879,490        $ 1,621,229        $ 1,549,258
                                            ===========        ===========        ===========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                            Liquidating        Continuing
                                              Limited            Limited
                                              Partners           Partners            Total
                                            -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                  $   (72,857)       $  (307,754)       $  (380,611)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Credit for loss on
        Diverted and other assets               (13,293)           (87,255)          (100,548)
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                       (5,822)           (39,146)           (44,968)
        Lessee rental deposits                  (14,171)          (118,889)          (133,060)
        Due to/from management
          company                                 3,725             33,628             37,353
                                            -----------        -----------        -----------

                                               (102,418)          (519,416)          (621,834)
                                            -----------        -----------        -----------

Cash flows from investing activities:
  Principal collections on leases                 8,672          1,654,317          1,662,989
                                            -----------        -----------        -----------

                                                  8,672          1,654,317          1,662,989
                                            -----------        -----------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners                --             (779,999)          (779,999)
  Distributions to General Partner                 --               (2,895)            (2,895)
                                            -----------        -----------        -----------

                                                   --             (782,894)          (782,894)
                                            -----------        -----------        -----------

Net increase (decrease) in cash
  and cash equivalents                          (93,746)           352,007            258,261
Cash and cash equivalents:
  Beginning of year                             388,154          1,233,075          1,621,229
                                            -----------        -----------        -----------

  End of year                               $   294,408        $ 1,585,082        $ 1,879,490
                                            ===========        ===========        ===========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                            Liquidating        Continuing
                                              Limited            Limited
                                             Partners            Partners            Total
                                            -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                  $  (194,966)       $(1,212,843)       $(1,407,809)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Amortization expense                       23,734            155,798            179,532
      Provision for lease
        losses                                     --              250,000            250,000
      Provision for loss on
        Diverted and other assets                 9,494             62,326             71,820
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                         (915)            (6,918)            (7,833)
        Lessee rental deposits                  (20,246)          (160,252)          (180,498)
        Due to/from management
          company                                (3,762)           (33,871)           (37,633)
                                            -----------        -----------        -----------

                                               (186,661)          (945,760)        (1,132,421)
                                            -----------        -----------        -----------

Cash flows from investing activities:
  Principal collections on leases                60,555          2,357,391          2,417,946
  Release of restricted cash                     44,363            291,209            335,572
                                            -----------        -----------        -----------

                                                104,918          2,648,600          2,753,518
                                            -----------        -----------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners                --           (1,528,098)        (1,528,098)
  Distributions to General Partner                 --              (21,028)           (21,028)
                                            -----------        -----------        -----------

                                                   --           (1,549,126)        (1,549,126)
                                            -----------        -----------        -----------

Net increase (decrease) in
  cash and cash equivalents                     (81,743)           153,714             71,971
Cash and cash equivalents:
  Beginning of year                             469,897          1,079,361          1,549,258
                                            -----------        -----------        -----------

  End of year                               $   388,154        $ 1,233,075        $ 1,621,229
                                            ===========        ===========        ===========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                             Liquidating       Continuing
                                               Limited           Limited
                                              Partners           Partners            Total
                                            -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                  $  (106,099)       $  (717,212)       $  (823,311)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Amortization expense                       31,645            207,733            239,378
      Provision (credit) for
        lease losses                            (38,002)            52,036             14,034
      Provision for loss on
        Diverted and other assets                30,858            202,557            233,415
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                         (267)            (5,442)            (5,709)
        Lessee rental deposits                  (12,162)           (82,271)           (94,433)
        Due to/from management
          company                                   (80)            (2,093)            (2,173)
                                            -----------        -----------        -----------

                                                (94,107)          (344,692)          (438,799)
                                            -----------        -----------        -----------

Cash flows from investing activities:
  Purchases of lease receivables                   --           (5,076,374)        (5,076,374)
  Principal collections on leases               197,486          3,483,292          3,680,778
  Sales of leases                                18,025          3,714,379          3,732,404
  Distribution of Diverted and
    other assets                                 57,031            374,371            431,402
  Distribution of Datronic assets                 5,300             34,788             40,088
                                            -----------        -----------        -----------

                                                277,842          2,530,456          2,808,298
                                            -----------        -----------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners             (32,336)        (2,829,845)        (2,862,181)
  Distributions to General Partner               (1,770)           (77,979)           (79,749)
                                            -----------        -----------        -----------

                                                (34,106)        (2,907,824)        (2,941,930)
                                            -----------        -----------        -----------

Net increase (decrease) in
  cash and cash equivalents                     149,629           (722,060)          (572,431)
Cash and cash equivalents:
  Beginning of year                             320,268          1,801,421          2,121,689
                                            -----------        -----------        -----------

  End of year                               $   469,897        $ 1,079,361        $ 1,549,258
                                            ===========        ===========        ===========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996, AND 1995

NOTE 1 - ORGANIZATION:

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of acquiring and leasing both high- and low-technology equipment. Through March 4, 1993, Datronic Rental Corporation ("DRC") was the general partner of the Partnership and Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, and XX, (collectively, the "Datronic Partnerships") and was co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF").

In 1992, it was alleged that the chairman of DRC (who was also its president and majority stockholder), in conjunction with various other parties, had misappropriated and commingled $13.3 million of funds belonging to this and the other Datronic Partnerships and TELIF. The Partnership's portion of these funds was $1.9 million. In connection with a partial settlement of a class action lawsuit arising from these allegations, Lease Resolution Corporation ("LRC") replaced DRC as general partner of this and the other Datronic Partnerships on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as general partner of the Datronic Partnerships.

On October 1, 1996, the Partnership began its Liquidation Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 9). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1997 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1997, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $8.72 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 5).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

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

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Recoveries of amounts previously reserved are reflected as credits to the provision for lease loss. The amounts shown in the accompanying Statements of Revenue and Expenses reflect the net effect of provisions and recoveries. Write-offs are deducted from the allowance.

 DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owe amounts to, and are owed amounts from, the Partnership. It is the Partnership's policy not to charge (credit)

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

interest on these payable (receivable) balances and to include them as cash equivalents.

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


NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1997 and 1996 are as follows:

                                                       December 31, 1997
                                        -------------------------------------------------
                                        Liquidating        Continuing
                                          Limited            Limited
                                          Partners           Partners            Total
                                        -----------        -----------        -----------

Performing leases
  Minimum lease payments
    receivable                            $   --          $ 1,509,542        $ 1,509,542
  Unearned income                             --             (159,590)          (159,590)
                                          --------        -----------        -----------
Total performing leases                       --            1,349,952          1,349,952
Non-performing leases                       13,654          1,296,847          1,310,501
                                          --------        -----------        -----------
Net investment in direct
  financing leases before allowance         13,654          2,646,799          2,660,453
Allowance for lease losses                 (10,242)        (1,209,272)        (1,219,514)
                                          --------        -----------        -----------
Net investment in direct
  financing leases                        $  3,412        $ 1,437,527        $ 1,440,939
                                          ========        ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases:             $   --          $    22,844        $    22,844
                                          ========        ===========        ===========

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

                                                      December 31, 1996
                                         -----------------------------------------------
                                         Liquidating      Continuing
                                          Limited          Limited
                                          Partners         Partners            Total
                                         -----------      -----------        -----------
Performing leases
  Minimum lease payments
    receivable                            $  1,073        $ 3,488,846        $ 3,489,919
  Unearned income                              (20)          (465,771)          (465,791)
                                          --------        -----------        -----------
Total performing leases                      1,053          3,023,075          3,024,128
Non-performing leases                       23,499          1,341,122          1,364,621
                                          --------        -----------        -----------
Net investment in direct
  financing leases before allowance         24,552          4,364,197          4,388,749
Allowance for lease losses                 (12,468)        (1,272,353)        (1,284,821)
                                          --------        -----------        -----------
Net investment in direct
  financing leases                        $ 12,084        $ 3,091,844        $ 3,103,928
                                          ========        ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases              $   --          $    50,796        $    50,796
                                          ========        ===========        ===========


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995, 1996 and 1997 follows:

                            Liquidating        Continuing
                             Limited            Limited
                             Partners           Partners            Total
                            -----------        -----------      -----------
Balance, beginning
  of 1995                    $ 64,041        $ 1,072,422        $ 1,136,463
Additions (Recoveries)        (38,002)            52,036             14,034
Write-offs                    (11,931)           (75,240)           (87,171)
                             --------        -----------        -----------

Balance, beginning
  of 1996                      14,108          1,049,218          1,063,326
Additions                        --              250,000            250,000
Write-offs                     (1,640)           (26,865)           (28,505)
                             --------        -----------        -----------

Balance beginning
  of 1997                      12,468          1,272,353          1,284,821
Write-offs                     (2,226)           (63,081)           (65,307)
                             --------        -----------        -----------

Balance, end of 1997         $ 10,242        $ 1,209,272        $ 1,219,514
                             ========        ===========        ===========

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

The Partnership leases equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding five years ending after December 31, 1997 by Class of Limited Partner are as follows:

           Liquidating      Continuing
            Limited           Limited
            Partners          Partners          Total
           -----------      -----------       ----------
1998       $     --         $  905,717       $  905,717
1999             --            461,513          461,513
2000             --            142,312          142,312
2001             --               --               --
2002             --               --               --
           ----------       ----------       ----------

           $     --         $1,509,542       $1,509,542
           ==========       ==========       ==========


NOTE 4 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Notes 1 and 7) were commingled by the alleged wrongdoers with $10.3 million of other funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro-rata interest in them.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's undivided interest in the Diverted and other assets, and related distributions, is approximately 14.4% of the total. The Partnership's remaining interest in the Diverted and other assets is reflected in the accompanying Balance Sheets at estimated net realizable value which is equal to cost, less allowances to reflect Management's estimates of current market value and future costs to be incurred. At December 31, 1997, these assets consisted primarily of real estate and cash.

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The following tables summarize the activity related to Diverted and other assets, both in total and for the Partnership's interest therein, for the three years ended December 31, 1997.

                                         Diverted and other assets
                                       --------------------------------
                                                          Partnership's
                                          Total               Share
                                       ------------       -------------
Balance at December 31, 1994           $ 12,747,945        $ 1,831,170
Distribution to the Partnerships         (3,000,000)          (431,402)
Provision for loss                       (1,625,000)          (233,415)
                                       ------------        -----------

Balance at December 31, 1995              8,122,945          1,166,353
Provision for loss                         (500,000)           (71,820)
                                       ------------        -----------

Balance at December 31, 1996              7,622,945          1,094,533
Credit for recovery
  of assets                                 700,000            100,548
                                       ------------        -----------

Balance at December 31, 1997           $  8,322,945        $ 1,195,081
                                       ============        ===========


Total Diverted and other assets at December 31, 1997 consist of the following:

Office building (at adjusted cost)                        $ 4,178,666
Cash                                                        3,693,607
Amount due from settlement                                    700,000
Allowance for carrying and
  disposition costs                                          (249,328)
                                                          -----------
                                                           $8,322,945
                                                          ===========


The 1995 loss provision of $1,625,000 (Partnership's share was $233,415) primarily represents the write-off of the Datronic Partnerships' interest in a real estate development limited partnership. $700,000 (Partnership's share was $100,548) of this was recovered in 1997 and is reflected as a credit for recovery of assets. The 1996 loss provision of $500,000 (Partnership's share was $71,820) primarily reflects a settlement of claims against Diverted and other assets.

LRC is continuing its efforts to liquidate the remaining Diverted and other assets and will make additional distributions to the Partnerships as funds become available. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - DATRONIC ASSETS:

In accordance with a 1993 Court approved Settlement, substantially all of DRC's assets, net of related debt, were transferred to LRC as nominee and agent for the Datronic Partnerships for the benefit of the Class A and B Limited Partners. The Partnership was assigned an undivided, pro-rata interest in the Datronic Assets equal to 10.2% of the total. Proceeds from the liquidation of these assets have been and will be, if additional amounts are realized, used to reimburse the Class A and Class B Limited Partners for legal fees paid in connection with the 1993 partial settlement of class action litigation (see Notes 2 and 7(a)(i)). During 1995, $393,013 was distributed to the Datronic Partnerships (the Partnership's share was $40,088).

At December 31, 1996 and 1997, the remaining Datronic Assets consisted of $800,892 of cash, less a corresponding reserve for claims against Datronic assets including a claim made by a former DRC creditor (see Note 7(b)).

NOTE 6 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for the years 1995, 1996 and 1997 were:

                              Class A             Class B            Class C
                              -------             -------            -------
        1995                  $  4.20             $ 56.00            $ 56.00
        1996                  $   -               $ 30.26            $ 28.78
        1997                  $   -               $ 15.44            $ 12.21

The Partnership began its Liquidation Phase on October 1, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions were based on the positive Capital Account balances of each limited partner within each Class. See Note 9.

At December 31, 1997, 1996 and 1995, there were 7,699 Class A Units, 50,475 Class B Units, 60 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1997 are:

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

                                   Funds           Cumulative
                                   Raised        Distributions
                                -----------      -------------
                  Class A       $ 3,849,500       $ 2,478,192
                  Class B        25,237,500        14,913,681
                  Class C            30,000            17,295
                                -----------       -----------

                  Total         $29,117,000       $17,409,168
                                ===========       ===========


NOTE 7 - LITIGATION:

(a) At December 31, 1997, the Partnerships and/or the limited partners of the Datronic Partnerships were plaintiffs in the following matters:

(i) Claims against professionals

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time. The Court also ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

As plaintiffs in the above claims against Price Waterhouse and Weiss, the Datronic Partnerships allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements to DRC. If fees and expenses were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from DRC for any such payments. Since all of

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

the assets of DRC were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see Note 5) and DRC had subsequently ceased operations, such receivables would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($124,035 for the Partnership).

(ii) Other Claims

During 1996, the Court entered an order removing any claim that one of the defendants of the class action had against the Partnership's Recovered Assets and certain cash accounts. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $104,000 and is included in Diverted and other assets at a net amount of $0) will be held in escrow for the potential benefit of the defendant pending the outcome of certain litigation to which the Partnership is not a direct party.

(iii) Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. Counsel for the Datronic Partnerships (same as Class Counsel) is charging rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

(b) At December 31, 1997, the Partnership's General Partner, LRC, was a defendant in the following matter:

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender (see Note 5). The suit was dismissed by the Court during 1995 for failure to state a claim. Upon appeal, a portion of the suit was remanded to the lower court for trial. LRC believes the suit is without merit and is vigorously contesting it.

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.

NOTE 8 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 9).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era was paid a $3.2 million dollar termination fee (plus accrued interest) and the three principals of New Era were paid a total of $1.0 million (plus accrued interest) for their agreement not to compete with the business of the Datronic Partnerships for two years. The Partnership's share of these payments was $549,996, which is included in the 1996 Statement of Revenue and Expenses as part of the Management fees - New Era. Under the terms of the Management Agreement, New Era and its principals were entitled to minimum aggregate annual compensation of $2 million plus all operating expenses incurred in connection with the management of all Partnerships.

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statement of Revenue and Expenses as part of General Partner's expense reimbursement.

NOTE 9 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on October 1, 1996, each Class B Limited Partner received cash distributions equal to 12.5% annually of their Adjusted Capital Contributions (as that term is defined in the amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) does not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the April 1, 1995 distribution and to Class B and C Limited Partners after payment of the April 1, 1997 distribution. If the Partnership obtains funds from pending litigation or cash is otherwise available after providing for the orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the beginning of the Liquidating Phase on October 1, 1996, the Partnership ceased making New Investments and the General Partner (LRC) began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available after satisfying such requirements ("Cash Flow Available for Distribution") will be distributed to the General and Limited Partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies will be apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions will be made to the Limited Partners within each class in accordance with the positive Capital Account balance of

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter, pro rata based on the number of units outstanding.

The amended Partnership Agreement provides for the General Partner (LRC) to receive quarterly distributions equal to 1% of the Cash Flow Available for Distribution. In addition, LRC receives reimbursement for expenses incurred in excess of those covered by the 1% distribution. These expense reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. Beginning July 1, 1996, LRC's expense reimbursement includes expenses incurred in managing the day-to-day operations of this and the other Datronic Partnerships. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 1997:

                                                Year ended December 31,
                                      --------------------------------------------
                                         1997             1996             1995
                                      ----------       ----------       ----------
1% Distribution                       $   21,233       $  104,304       $  600,440
Expense Reimbursement in excess
   of the 1% Distribution              5,369,846        2,955,260        1,261,078
                                      ----------       ----------       ----------

Total                                 $5,391,079       $3,059,564       $1,861,518
                                      ==========       ==========       ==========


The Partnership's share of these payments were:

                                              Year ended December 31,
                                      --------------------------------------
                                        1997           1996           1995
                                      --------       --------       --------
1% Distribution                       $  2,895       $ 21,028       $ 79,749
Expense Reimbursement in excess
   of the 1% Distribution              597,112        315,864         43,699
                                      --------       --------       --------

Total                                 $600,007       $336,892       $123,448
                                      ========       ========       ========


NOTE 10 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as California, and New York. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, telecommunications equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, photocopying equipment, medical equipment, and

                      DATRONIC FINANCE INCOME FUND I , L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

transportation equipment. At December 31, 1997, there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.


NOTE 11 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1997.

                                                   Liquidating       Continuing
                                     General         Limited           Limited
                                     Partner         Partner           Partner          Total
                                     -------       -----------       ----------        ---------

Net loss per accompanying
  statements                         $(3,807)       $ (72,128)       $(304,676)       $(380,611)

Effect of principal repayments
  treated as income for
  tax purposes                          (114)          (1,466)          (9,805)         (11,385)
Provision for recovery of
  Diverted and other assets           (4,391)         (57,462)        (377,198)        (439,051)
Provision for Class Counsel
  fees and expenses, net                --            (13,131)         (86,095)         (99,226)

Other, net                              (275)          (2,024)         (25,276)         (27,575)
                                     -------        ---------        ---------        ---------

Loss for Federal income tax
   purposes in total                 $(8,587)       $(146,211)       $(803,050)       $(957,848)
                                     =======        =========        =========        =========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC became general partner in 1993. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them are as follows:

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                 Director
      Name                                  Position and Office                        Since
      ----                                  -------------------                        -----

Donald D. Torisky                        Chairman of the Board and
                                         Chief Executive Officer                       12/92

Robert P. Schaen                         Vice-Chairman of the Board and
                                         Chief Financial Officer                       12/92

Arthur M. Mintz                          Vice-Chairman of the Board and
                                         General Counsel                               12/92

Donald D. Torisky, age 59, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr.

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

Robert P. Schaen, age 71, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 61, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 9 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1997 was as follows:

     Chairman of the
     Board and Chief                                             All Other
     Executive Officer                 Salary                  Compensation(b)
     -----------------                 ------                  ---------------
     Donald D. Torisky                $458,644                   $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1997.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 11.13%.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

None.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 9 to the Partnership's financial statements included in Item 8.

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

(b)     Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.


      DATRONIC FINANCE INCOME FUND I, L.P.

March 27, 1998               By: Lease Resolution Corporation,
                         General Partner


                         By:  /s/ Donald D. Torisky
                             -----------------------------------------
                             Donald D. Torisky
                             Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                                      March 27, 1998
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.


By:   /s/ Robert P. Schaen                                       March 27, 1998
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.


By:   /s/ Arthur M. Mintz                                        March 27, 1998
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
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