Form 10-Q
period 1998-03-31
DATRONIC FINANCE INCOME FUND I LP
filed 1998-05-15
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                            ------------------------




       For the Quarter Ended
          March 31, 1998                   Commission File Number  0-21276
       ---------------------               -------------------------------




                      DATRONIC FINANCE INCOME FUND I, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




     Delaware                                             36-3744792
  ---------------                                 ---------------------------
   State or other                                 IRS Employer Identification
   jurisdiction of                                Number
   incorporation or
   organization


  1300 E. Woodfield Road, Suite 312                Schaumburg, Illinois 60173
  ---------------------------------               ---------------------------
  Address of principal                               City, State, Zip Code
  executive offices

  Registrant's telephone number:                         (847) 240-6200
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

                    DATRONIC FINANCE INCOME FUND I, L.P.
                                  FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1998
                       PART I - FINANCIAL INFORMATION

Item 1.
-------

Index to Financial Statements

Balance Sheets

     March 31, 1998 (unaudited)                         3

     December 31, 1997                                  4

Statements of Revenue and Expenses (unaudited)

     For the three months ended March 31, 1998          5

     For the three months ended March 31, 1997          6

Statements of Changes in Partners' Equity

     For the three months ended March 31, 1998          7
      (unaudited)

Statements of Cash Flows (unaudited)

     For the three months ended March 31, 1998          8

     For the three months ended March 31, 1997          9

Notes to Financial Statements (unaudited)         10 - 11


Item 2.
-------

Management's Discussion and Analysis of
  Financial Condition and Results of Operations   12 - 13



                         PART II - OTHER INFORMATION

Items 1-6.                                             14

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                 March 31, 1998
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS
     ------

     Cash and cash equivalents           $ 275,412  $1,753,381  $2,028,793
     Net investment in direct
       financing leases                          -   1,158,405   1,158,405
     Diverted and other assets, net        157,990   1,037,091   1,195,081
     Datronic assets, net                        -           -           -
                                         ---------  ----------  ----------

                                         $ 433,402  $3,948,877  $4,382,279
                                         =========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
      accrued expenses                   $     935  $   10,954  $   11,889
     Lessee rental deposits                  6,049      56,554      62,603
                                         ---------  ----------  ----------

           Total liabilities                 6,984      67,508      74,492

     Total partners' equity                426,418   3,881,369   4,307,787
                                         ---------  ----------  ----------

                                         $ 433,402  $3,948,877  $4,382,279
                                         =========  ==========  ==========






                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               December 31, 1997


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS
     ------
     Cash and cash equivalents           $ 294,408  $1,585,082  $1,879,490
     Net investment in direct
       financing leases                      3,412   1,437,527   1,440,939
     Diverted and other assets, net        157,990   1,037,091   1,195,081
     Datronic assets, net                        -           -           -
                                         ---------  ----------  ----------

                                         $ 455,810  $4,059,700  $4,515,510
                                         =========  ==========  ==========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                  $   1,197  $   17,258  $   18,455
     Lessee rental deposits                  6,069      58,966      65,035
                                         ---------  ----------  ----------

          Total liabilities                  7,266      76,224      83,490

     Total Partners' equity                448,544   3,983,476   4,432,020
                                         ---------  ----------  ----------

                                         $ 455,810  $4,059,700  $4,515,510
                                         =========  ==========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 1998
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------
       Revenue:
        Lease income                    $       -  $   46,066  $   46,066
        Interest income                     2,031      16,430      18,461
                                        ---------  ----------  ----------

                                            2,031      62,496      64,527
                                        ---------  ----------  ----------

       Expenses:
        General Partner's
         expense reimbursement             13,633     123,540     137,173
        Professional fees                  11,569      77,353      88,922
        Other operating expenses              776       5,661       6,437
        Credit for lease losses            (1,821)    (41,951)    (43,772)
                                        ---------  ----------  ----------

                                           24,157     164,603     188,760
                                        ---------  ----------  ----------


       Net loss                         $ (22,126) $ (102,107) $ (124,233)
                                        =========  ==========  ==========


       Net loss-General Partner         $    (221) $   (1,021) $   (1,242)
                                        =========  ==========  ==========


       Net loss-Limited Partners        $ (21,905) $ (101,086) $ (122,991)
                                        =========  ==========  ==========


       Net loss per limited
        partnership unit                $   (2.85) $    (2.00)
                                        =========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                        =========  ==========



                See accompanying notes to financial statements.

                     DATRONIC FINANCE INCOME FUND I, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended March 31, 1997
                                 (Unaudited)

                                      Liquidating   Continuing
                                        Limited      Limited
                                       Partners      Partners     Total
                                      -----------   ----------  ----------
       Revenue:
        Lease income                    $     195    $ 99,069   $  99,264
        Interest income                     1,725      13,171      14,896
                                        ---------    --------   ---------

                                            1,920     112,240     114,160
                                        ---------    --------   ---------

       Expenses:
        General Partner's
         expense reimbursement             17,480     148,322     165,802
        Professional fees                   7,839      53,798      61,637
        Other operating expenses              525       4,265       4,790
                                        ---------    --------   ---------

                                           25,844     206,385     232,229
                                        ---------    --------   ---------


       Net loss                         $ (23,924)   $(94,145)  $(118,069)
                                        =========    ========   =========

       Net loss -
        General Partner                 $    (239)   $   (941)  $  (1,180)
                                        =========    ========   =========

       Net loss -
        Limited Partners                $ (23,685)   $(93,204)  $(116,889)
                                        =========    ========   =========

       Net loss per limited
        partnership unit                $   (3.08)   $  (1.84)
                                        =========    ========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                        =========    ========




               See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  ----------
  Balance, December 31, 1997*  $     -     $448,544   $3,983,476   $4,432,020

   Net loss                     (1,242)     (21,905)    (101,086)    (124,233)
   Allocation of General
    Partner's Equity             1,242         (221)      (1,021)           -
                               -------     --------   ----------   ----------


  Balance, March 31, 1998      $     -     $426,418   $3,881,369   $4,307,787
                               =======     ========   ==========   ==========



* Balances are net of $20,073 and $247,592, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1998
                                  (Unaudited)



                                           Liquidating  Continuing
                                             Limited     Limited
                                            Partners     Partners     Total
                                           -----------  ----------  ----------
   Cash flows from operating activities:
    Net loss                               $(22,126)    $ (102,107) $ (124,233)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Credit for lease losses                 (1,821)       (41,951)    (43,772)
     Changes in assets and liabilities:
      Accounts payable and
      accrued expenses                         (262)        (6,304)     (6,566)
      Lessee rental deposits                    (20)        (2,412)     (2,432)
                                          ---------     ----------  ----------

                                            (24,229)      (152,774)   (177,003)
                                          ---------     ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases           5,233        321,073     326,306
                                          ---------     ----------  ----------


   Net increase (decrease) in
    cash and cash equivalents               (18,996)       168,299     149,303

   Cash and cash equivalents:
    Beginning of year                       294,408      1,585,082   1,879,490
                                          ---------     ----------  ----------

    End of first quarter                  $ 275,412     $1,753,381  $2,028,793
                                          =========     ==========  ==========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1997
                                  (Unaudited)


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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of leasing both high- and low-technology equipment. See Notes 4, 7 and 9 to the Partnership's financial statements included in the 1997 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992, and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1997 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1997 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the April 1, 1995 distribution and distributions to Continuing Limited Partners were suspended after payment of the April 1, 1997 distribution.

NOTE 4 - SUBSEQUENT EVENT: SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 7 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $ 2.4 million. LRC will determine how these proceeds, net of contingent attorneys fees of $600,000, will be distributed among the partnerships upon completion of the trial currently in process against Price Waterhouse. The Settlement Agreement provides for Weiss & Co. to transfer $2.4 million to an escrow account. This amount will be transferred to LRC no later than 30 days following the United States District Court entering an order of dismissal of Weiss & Co. for which no date has yet been set. All limited partners will be notified of the date once it has been scheduled.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through March 31, 1998. The discussion and analysis of results of operations is for the three month period ended March 31, 1998 as compared to the corresponding period in 1997.

Liquidity and Capital Resources

During the three months ended March 31, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

During the three months ended March 31, 1998, the Partnership's cash and cash equivalents increased by $149,000 to $2,029,000 at March 31, 1998 from $1,880,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $326,000 partially offset by cash used in operations of $177,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 2000, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier through a bulk sale. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the March 31, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had a net loss of $124,000 for the three months ended March 31, 1998 in the aggregate for all classes of partners. This compares to an aggregate net loss for the same period in 1997 of $118,000. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the two periods ended March 31, 1998 and 1997 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

Interest income:
Interest income increased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 as a result of increased invested cash balances.

General Partner's expense reimbursement:
The decrease in first quarter 1998 expense is primarily due to D&O insurance and reductions in staff and related costs. Through the first quarter 1997, insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 1998.





     DATRONIC FINANCE INCOME FUND I, L.P.
     Registrant



 By: /s/DONALD D. TORISKY
     ------------------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.




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