Form 10-Q
period 1998-06-30
DATRONIC FINANCE INCOME FUND I LP
filed 1998-08-14
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



For the Quarter Ended
    June 30, 1998                               Commission File Number  0-21276
---------------------                           -------------------------------


                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



      Delaware                                                36-3744792
   ----------------                                  ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                              Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                   City, State, Zip Code
  executive offices

Registrant's telephone number:                               (847) 240-6200
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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 1998 (unaudited)                                            3

      December 31, 1997                                                    4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1998                             5

      For the three months ended June 30, 1997                             6

      For the six months ended June 30, 1998                               7

      For the six months ended June 30, 1997                               8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1998
        (unaudited)                                                        9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1998                              10

      For the six months ended June 30, 1997                              11

    Notes to Financial Statements (unaudited)                         12 -13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    14 - 16

PART II - OTHER INFORMATION

Items 1-6.                                                                17

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                 June 30, 1998
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited     Limited
                                          Partners    Partners      Total
                                         ----------  ----------  ----------

     ASSETS

     Cash and cash equivalents            $248,738  $1,845,212  $2,093,950
     Net investment in direct
       financing leases                          -     918,645     918,645
     Diverted and other assets, net        157,990   1,037,091   1,195,081
     Datronic assets, net                        -           -           -
                                          --------  ----------  ----------
                                          $406,728  $3,800,948  $4,207,676
                                          ========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                   $    778  $   10,288  $   11,066
     Lessee rental deposits                  5,934      40,414      46,348
                                          --------  ----------  ----------
     Total liabilities                       6,712      50,702      57,414

     Total partners' equity                400,016   3,750,246   4,150,262
                                          --------  ----------  ----------
                                          $406,728  $3,800,948  $4,207,676
                                          ========  ==========  ==========



























                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               December 31, 1997


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS


     Cash and cash equivalents         $   294,408  $1,585,082  $1,879,490
     Net investment in direct
       financing leases                      3,412   1,437,527   1,440,939
     Diverted and other assets, net        157,990   1,037,091   1,195,081
     Datronic assets, net                        -           -           -
                                       -----------  ----------  ----------
                                       $   455,810  $4,059,700  $4,515,510
                                       ===========  ==========  ==========

     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                $     1,197  $   17,258  $   18,455
     Lessee rental deposits                  6,069      58,966      65,035
                                       -----------  ----------  ----------
         Total liabilities                   7,266      76,224      83,490

     Total Partners' equity                448,544   3,983,476   4,432,020
                                       -----------  ----------  ----------
                                       $   455,810  $4,059,700  $4,515,510
                                       ===========  ==========  ==========

























                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                  $       457  $   44,218  $   44,675
        Interest income                     2,509      21,168      23,677
                                      -----------  ----------  ----------
                                            2,966      65,386      68,352
                                      -----------  ----------  ----------
       Expenses:
        General Partner's
         expense reimbursement             12,313     114,847     127,160
        Professional fees                  16,626     112,852     129,478
        Other operating expenses              735       4,819       5,554
        Credit for lease losses              (306)    (36,009)    (36,315)
                                      -----------  ----------  ----------
                                           29,368     196,509     225,877
                                      -----------  ----------  ----------

       Net loss                       $   (26,402) $ (131,123) $ (157,525)
                                      ===========  ==========  ==========

       Net loss -
        General Partner               $      (264) $   (1,311) $   (1,575)
                                      ===========  ==========  ==========

       Net loss -
        Limited Partners              $   (26,138) $ (129,812) $ (155,950)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit                   $(3.39)     $(2.57)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========



















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                  $        40  $   86,663  $   86,703
        Interest income                     1,376      11,071      12,447
                                      -----------  ----------  ----------
                                            1,416      97,734      99,150
                                      -----------  ----------  ----------
       Expenses:
        General Partner's
         expense reimbursement             17,763     141,572     159,335
        Professional fees                   4,594      36,258      40,852
        Other operating expenses              371       2,569       2,940
                                      -----------  ----------  ----------
                                           22,728     180,399     203,127
                                      -----------  ----------  ----------

       Net loss                       $   (21,312) $  (82,665) $ (103,977)
                                      ===========  ==========  ==========

       Net loss -
        General Partner               $      (213) $     (826) $   (1,039)
                                      ===========  ==========  ==========

       Net loss -
        Limited Partners              $   (21,099) $  (81,839) $ (102,938)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit                   $(2.74)     $(1.62)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========




















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                  $       457  $   90,284  $   90,741
        Interest income                     4,540      37,598      42,138
                                      -----------  ----------  ----------
                                            4,997     127,882     132,879
                                      -----------  ----------  ----------
       Expenses:
        General Partner's
         expense reimbursement             25,946     238,387     264,333
        Professional fees                  28,195     190,205     218,400
        Other operating expenses            1,511      10,480      11,991
        Credit for lease losses            (2,127)    (77,960)    (80,087)
                                      -----------  ----------  ----------
                                           53,525     361,112     414,637
                                      -----------  ----------  ----------

       Net loss                       $   (48,528) $ (233,230) $ (281,758)
                                      ===========  ==========  ==========

       Net loss -
        General Partner               $      (485) $   (2,332) $   (2,817)
                                      ===========  ==========  ==========

       Net loss -
        Limited Partners              $   (48,043) $ (230,898) $ (278,941)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit              $     (6.24) $    (4.57)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========



















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                  $       235  $  185,732  $  185,967
        Interest income                     3,101      24,242      27,343
                                      -----------  ----------  ----------
                                            3,336     209,974     213,310
                                      -----------  ----------  ----------
       Expenses:
        General Partner's
         expense reimbursement             35,243     289,894     325,137
        Professional fees                  12,433      90,056     102,489
        Other operating expenses              896       6,834       7,730
                                      -----------  ----------  ----------
                                           48,572     386,784     435,356
                                      -----------  ----------  ----------

       Net loss                       $   (45,236) $ (176,810) $ (222,046)
                                      ===========  ==========  ==========

       Net loss -
        General Partner               $      (452) $   (1,768) $   (2,220)
                                      ===========  ==========  ==========

       Net loss -
        Limited Partners              $   (44,784) $ (175,042) $ (219,826)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit              $     (5.82) $    (3.46)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========



















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  ----------

  Balance, December 31, 1997*   $      -    $ 448,544  $3,983,476  $4,432,020

   Net loss                       (2,817)     (48,043)   (230,898)   (281,758)
   Allocation of General
    Partner's Equity               2,817         (485)     (2,332)          -
                               ---------  -----------  ----------  ----------

  Balance, June 30, 1998       $       -  $   400,016  $3,750,246  $4,150,262
                               =========  ===========  ==========  ==========



* Balances are net of $20,073 and $247,592, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



































                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                              $   (48,528) $ (233,230) $ (281,758)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Credit for lease losses                   (2,127)    (77,960)    (80,087)
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                                  (419)     (6,970)     (7,389)
      Lessee rental deposits                     (135)    (18,552)    (18,687)
                                          -----------  ----------  ----------
                                              (51,209)   (336,712)   (387,921)
                                          -----------  ----------  ----------

   Cash flows from investing activities:
    Principal collections on leases             5,539     596,842     602,381
                                          -----------  ----------  ----------

   Net increase (decrease) in cash
    and cash equivalents                      (45,670)    260,130     214,460

   Cash and cash equivalents:
    Beginning of year                         294,408   1,585,082   1,879,490
                                          -----------  ----------  ----------
    End of second quarter                 $   248,738  $1,845,212  $2,093,950
                                          ===========  ==========  ==========




















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                              $   (45,236) $ (176,810) $ (222,046)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                                (5,274)    (35,406)    (40,680)
      Lessee rental deposits                  (13,039)    (89,274)   (102,313)
      Due from management company               3,725      33,628      37,353
                                          -----------  ----------  ----------
                                              (59,824)   (267,862)   (327,686)
                                          -----------  ----------  ----------

   Cash flows from investing activities:
    Principal collections on leases             8,158     997,539   1,005,697
                                          -----------  ----------  ----------

   Cash flows from financing activities:
    Distributions to Limited Partners               -   (779,998)    (779,998)
    Distributions to General Partner                -     (2,895)      (2,895)
                                          -----------  ----------  ----------
                                                    -   (782,893)    (782,893)
                                          -----------  ----------  ----------
   Net decrease in cash and
    cash equivalents                          (51,666)   (53,216)    (104,882)

   Cash and cash equivalents:
    Beginning of year                         388,154   1,233,075   1,621,229
                                          -----------  ----------  ----------
    End of second quarter                 $   336,488  $1,179,859  $1,516,347
                                          ===========  ==========  ==========
















                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

NOTE 4 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 7 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC expects to determine the appropriate allocation of these proceeds among the Partnerships, net of contingent attorneys fees of $600,000, during the third quarter after considering all relevant factors associated with the Settlement. Weiss & Co.
has transferred $2.4 million to an escrow account; this amount will be transferred to LRC no later than 30 days following the

District Court entering an order of dismissal of Weiss & Co. The District Court has scheduled a hearing for August 19, 1998 to entertain the motion for dismissal of Weiss & Co. as a party defendant.

On June 10, 1998, a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, LRC and Price Waterhouse both filed post trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through June 30, 1998. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

During the six months ended June 30, 1998, the Partnership's cash and cash equivalents increased by $214,000 to $2,094,000 at June 30, 1998 from $1,880,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $602,000 partially offset by cash used in operations of $388,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any significant additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the June 30, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had net losses of $158,000 and $282,000 for the three and six months ended June 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $104,000 and $222,000 for the same period in 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income increased for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997 as a result of increased invested cash balances.

General Partner's expense reimbursement:
The decrease for the three and six month periods ended June 30, 1998 is primarily due to changes in the premium payments for D&O insurance, relocation costs and reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter of 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants. As of August 14, 1998 the litigation process continues. These increases are partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit primarily reflects collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co. and Price Waterhouse.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.





                           DATRONIC FINANCE INCOME FUND I, L.P.
                           Registrant



                       By: /s/ DONALD D. TORISKY
                           ---------------------------------------
                           Donald D. Torisky
                           Chairman and Chief Executive Officer,
                           Lease Resolution Corporation,
                           General Partner of
                           Datronic Finance Income Fund I, L.P.




                       By: /s/ ROBERT P. SCHAEN
                           ---------------------------------------
                           Robert P. Schaen
                           Vice-Chairman and Chief Financial Officer,
                           Lease Resolution Corporation,
                           General Partner of
                           Datronic Finance Income Fund I, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.