Form 10-Q
period 1998-09-30
DATRONIC FINANCE INCOME FUND I LP
filed 1998-11-16
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                              --------------------



For the Quarter Ended
September 30, 1998                              Commission File Number  0-21276
------------------                              -------------------------------



                      DATRONIC FINANCE INCOME FUND I, L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)




           Delaware                                     36-3744792
---------------------------------               ---------------------------
 State or other jurisdiction of                 IRS Employer Identification
 incorporation or organization                            Number


  1300 E. Woodfield Road, Suite 312             Schaumburg, Illinois 60173
----------------------------------------        ---------------------------
  Address of principal executive offices           City, State, Zip Code


Registrant's telephone number:                          (847)240-6200
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


                                (1)  Yes  x   No

                                (2)  Yes  x   No

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                                   FORM 10-Q
                                   ---------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                    ----------------------------------------

PART I - FINANCIAL INFORMATION



Item 1.
-------

     Index to Financial Statements

        Balance Sheets

              September 30, 1998 (unaudited)                        3

              December 31, 1997                                     4

        Statements of Revenue and Expenses (unaudited)

              For the three months ended September 30, 1998         5

              For the three months ended September 30, 1997         6

              For the nine months ended September 30, 1998          7

              For the nine months ended September 30, 1997          8

        Statements of Changes in Partners' Equity

              For the nine months ended September 30, 1998
               (unaudited)                                          9

        Statements of Cash Flows (unaudited)

              For the nine months ended September 30, 1998         10

              For the nine months ended September 30, 1997         11

        Notes to Financial Statements (unaudited)               12-13


Item 2.
-------

        Management's Discussion and Analysis of
             Financial Condition and Results of Operations      14-15

PART II - OTHER INFORMATION

Items 1-6.                                                         16
----------

                      DATRONIC FINANCE INCOME FUND I, L.P.

                                 BALANCE SHEETS

                               September 30, 1998
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------

     ASSETS
     ------
     Cash and cash equivalents            $235,626  $1,907,576  $2,143,202
     Net investment in direct
        financing leases                    --         756,993     756,993
     Diverted and other assets, net        157,990   1,037,091   1,195,081
     Datronic assets, net                   --          --          --
                                       -----------  ----------  ----------

                                          $393,616  $3,701,660  $4,095,276
                                       ===========  ==========  ==========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
        accrued expenses                  $    742  $    9,556  $   10,298
     Lessee rental deposits                  3,626      20,857      24,483
                                       -----------  ----------  ----------

     Total liabilities                       4,368      30,413      34,781

     Total partners' equity                389,248   3,671,247   4,060,495
                                       -----------  ----------  ----------

                                          $393,616  $3,701,660  $4,095,276
                                       ===========  ==========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                                 BALANCE SHEETS
                                 --------------
                               December 31, 1997
                               -----------------

                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS
     ------

     Cash and cash equivalents            $294,408  $1,585,082  $1,879,490
     Net investment in direct
        financing leases                     3,412   1,437,527   1,440,939
     Diverted and other assets, net        157,990   1,037,091   1,195,081
     Datronic assets, net                   --          --          --
                                       -----------  ----------  ----------

                                          $455,810  $4,059,700  $4,515,510
                                       ===========  ==========  ==========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
        accrued expenses                    $1,197     $17,258     $18,455
     Lessee rental deposits                  6,069      58,966      65,035
                                       -----------  ----------  ----------

            Total liabilities                7,266      76,224      83,490

     Total partners' equity                448,544   3,983,476   4,432,020
                                       -----------  ----------  ----------

                                          $455,810  $4,059,700  $4,515,510
                                       ===========  ==========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1998
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ---------

       Revenue:
        Lease income                         $482     $36,095    $36,577
        Interest income                     2,777      20,739     23,516
                                      -----------  ----------  ---------

                                            3,259      56,834     60,093
                                      -----------  ----------  ---------

       Expenses:
        General Partner's
         expense reimbursement             13,074     127,741    140,815
        Professional fees                   1,347      10,655     12,002
        Other operating expenses              302       2,005      2,307
        Credit for lease losses              (696)     (4,568)    (5,264)
                                      -----------  ----------  ---------

                                           14,027     135,833    149,860
                                      -----------  ----------  ---------



       Net loss                          $(10,768)   $(78,999)  $(89,767)
                                      ===========  ==========  =========

       Net loss -
        General Partner                     $(108)      $(790)     $(898)
                                      ===========  ==========  =========

       Net loss -
        Limited Partners                 $(10,660)   $(78,209)  $(88,869)
                                      ===========  ==========  =========

       Net loss per limited
        partnership unit                   $(1.38)     $(1.55)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                    $     713   $  69,900  $   70,613
        Interest income                     1,715      18,484      20,199
                                      -----------  ----------  ----------

                                            2,428      88,384      90,812
                                      -----------  ----------  ----------

       Expenses:
        General Partner's
         expense reimbursement             16,234     138,258     154,492
        Professional fees                   5,405      42,219      47,624
        Other operating expenses              986       6,482       7,468
                                      -----------  ----------  ----------

                                           22,625     186,959     209,584
                                      -----------  ----------  ----------


       Net loss                          $(20,197)   $(98,575)  $(118,772)
                                      ===========  ==========  ==========

       Net loss - General Partner        $   (202)   $   (986)  $  (1,188)
                                      ===========  ==========  ==========

       Net loss - Limited Partners       $(19,995)   $(97,589)  $(117,584)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit                 $  (2.60)   $  (1.93)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1998
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                    $     939  $  126,379  $  127,318
        Interest income                     7,317      58,337      65,654
                                      -----------  ----------  ----------

                                            8,256     184,716     192,972
                                      -----------  ----------  ----------

       Expenses:
        General Partner's
         expense reimbursement             39,020     366,128     405,148
        Professional fees                  29,542     200,860     230,402
        Other operating expenses            1,813      12,485      14,298
        Credit for lease losses            (2,823)    (82,528)    (85,351)
                                      -----------  ----------  ----------

                                           67,552     496,945     564,497
                                      -----------  ----------  ----------


       Net loss                          $(59,296)  $(312,229)  $(371,525)
                                      ===========  ==========  ==========

       Net loss -
        General Partner                  $   (593)  $  (3,122)  $  (3,715)
                                      ===========  ==========  ==========

       Net loss -
        Limited Partners                 $(58,703)  $(309,107)  $(367,810)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit                 $  (7.62)  $   (6.12)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

       Revenue:
        Lease income                    $     948  $  255,632  $  256,580
        Interest income                     4,816      42,726      47,542
                                      -----------  ----------  ----------

                                            5,764     298,358     304,122
                                      -----------  ----------  ----------

       Expenses:
        General Partner's
         expense reimbursement             51,477     428,152     479,629
        Professional fees                  17,838     132,275     150,113
        Other operating expenses            1,882      13,316      15,198
                                      -----------  ----------  ----------

                                           71,197     573,743     644,940
                                      -----------  ----------  ----------


       Net loss                          $(65,433)  $(275,385)  $(340,818)
                                      ===========  ==========  ==========

       Net loss - General Partner        $   (654)  $  (2,754)  $  (3,408)
                                      ===========  ==========  ==========

       Net loss - Limited Partners       $(64,779)  $(272,631)  $(337,410)
                                      ===========  ==========  ==========

       Net loss per limited
        partnership unit                 $  (8.41)  $   (5.39)
                                      ===========  ==========

       Weighted average number
        of limited partnership units
        outstanding                         7,699      50,535
                                      ===========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  ----------

  Balance, December 31, 1997*   $  --       $ 448,544  $3,983,476  $4,432,020

   Net loss                       (3,715)     (58,703)   (309,107)   (371,525)
   Allocation of General
    Partner's Equity               3,715         (593)     (3,122)     --
                               ---------  -----------  ----------  ----------


  Balance, September 30, 1998   $  --       $ 389,248  $3,671,247  $4,060,495
                               =========  ===========  ==========  ==========



* Balances are net of $20,073 and $247,592, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1998
                                  (Unaudited)



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                                 $(59,296)  $(312,229)  $(371,525)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Credit for lease losses                   (2,823)    (82,528)    (85,351)
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                                  (455)     (7,702)     (8,157)
      Lessee rental deposits                   (2,443)    (38,109)    (40,552)
                                          -----------  ----------  ----------

                                              (65,017)   (440,568)   (505,585)
                                          -----------  ----------  ----------


   Cash flows from investing activities:
    Principal collections on leases             6,235     763,062     769,297
                                          -----------  ----------  ----------


   Net increase (decrease) in cash
    and cash equivalents                      (58,782)    322,494     263,712

   Cash and cash equivalents:
    Beginning of year                         294,408   1,585,082   1,879,490
                                          -----------  ----------  ----------

    End of third quarter                    $ 235,626  $1,907,576  $2,143,202
                                          ===========  ==========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1997
                                  (Unaudited)


                                            Liquidating  Continuing
                                              Limited     Limited
                                             Partners     Partners     Total
                                            -----------  ----------  ----------

 Cash flows used for operating activities:
  Net loss                                     $(65,433)  $(275,385)  $(340,818)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
   Changes in assets and liabilities:
    Accounts payable and
      accrued expenses                           (6,034)    (40,800)    (46,834)
    Lessee rental deposits                      (13,289)   (113,101)   (126,390)
    Due from management company                   3,725      33,628      37,353
                                            -----------  ----------  ----------

                                                (81,031)   (395,658)   (476,689)
                                            -----------  ----------  ----------

 Cash flows from investing activities:
  Principal collections on leases                 8,019   1,331,117   1,339,136
                                            -----------  ----------  ----------


 Cash flows used for financing activities:
  Distributions to Limited Partners              --        (779,999)   (779,999)
  Distributions to General Partner               --          (2,895)     (2,895)
                                            -----------  ----------  ----------

                                                 --        (782,894)   (782,894)
                                            -----------  ----------  ----------

 Net increase (decrease) in
  cash and cash equivalents                     (73,012)    152,565      79,553

 Cash and cash equivalents:
  Beginning of year                             388,154   1,233,075   1,621,229
                                            -----------  ----------  ----------

  End of third quarter                        $ 315,142  $1,385,640  $1,700,782
                                            ===========  ==========  ==========





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               September 30, 1998
                               ------------------
                                  (Unaudited)


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

NOTE 4 - SETTLEMENT OF LITIGATION:
----------------------------------

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. The settlement was contingent upon the subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. On August 19, 1998, the District Court entered an order dismissing Weiss & Co. as a party defendant, and on September 20, 1998, $2,437,331 was transferred to LRC in full and final settlement of the Weiss matter. In connection with this matter, a total of $1,410,950 of expenses ($708,600 for the nine months ended September 30, 1998) consisting primarily of legal fees, was incurred. After payment of contingent legal fees of $609,333, a total of $1,827,998 is available for transfer to the Datronic Partnerships. LRC will determine the appropriate allocation of these amounts among the Partnerships after resolution of the post-trial motions filed in the Price Waterhouse matter.

On June 10, 1998 a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, 1998, LRC and Price Waterhouse both filed post-trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through September 30, 1998. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

During the nine months ended September 30, 1998, the Partnership's cash and cash equivalents increased by $264,000 to $2,143,000 at September 30, 1998 from $1,880,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $769,000 partially offset by cash used in operations of $505,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 2000, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that these sources of liquidity in the short and long-term are sufficient to meet operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves complex issues some of which have been resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation was resolved. Now that additional assets have been liquidated the General Partner has determined that an interim cash distribution will be paid to the Limited Partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

Results of Operations
---------------------

The Partnership had net losses of $90,000 and $372,000 for the three and nine months ended September 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $119,000 and $341,000 for the same periods in 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income increased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997 as a result of increased invested cash balances.

General Partner's expense reimbursement:
The decrease for the three and nine month periods ended September 30, 1998 is primarily due to the elimination of premium payments for D&O insurance and relocation costs as well as reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter of 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 nine months increase reflects fees paid during the second quarter of 1998 in connection with the ongoing litigation against one of the Partnership's former accountants. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities. The decrease for the three months ended September 30, 1998 primarily reflects the reduction in fees paid in connection with the ongoing litigation. There was little activity while awaiting rulings on post-trial motions filed in July 1998. See Note 4 to the Partnership's financial statements included in Item 1.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November 1998.





             DATRONIC FINANCE INCOME FUND I, L.P.
             Registrant



        By:  /s/DONALD D. TORISKY
             -----------------------------------------
             Donald D. Torisky
             Chairman and Chief Executive Officer,
             Lease Resolution Corporation,
             General Partner of
             Datronic Finance Income Fund I, L.P.




        By:  /s/ROBERT P. SCHAEN
             -----------------------------------------
             Robert P. Schaen
             Vice-Chairman and Chief Financial Officer,
             Lease Resolution Corporation,
             General Partner of
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