Form 10-K405
period 1998-12-31
DATRONIC FINANCE INCOME FUND I LP
filed 1999-03-30
CIK 870255

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-21276

                      DATRONIC FINANCE INCOME FUND I, L.P.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                   36-3744792
----------------------                                     ------------------
   State or other                                           (I.R.S. Employer
   jurisdiction of                                         Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois           60173
-------------------------------------------------------         ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
       NONE                                              NONE
-------------------                  -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                      -----    -----

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

As more fully described in Part II, Item 8, Notes 1, 4 and 7, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp. ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P.("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership.

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

The Partnership has no employees. LRC, the General Partner, employed 27 persons at December 31, 1998 all of whom attend to the operations of the Datronic Partnerships.

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

As of March 16, 1999, the Partnership estimates that there were approximately 1,572 record owners of Units.

                                 Distributions

Reference is made to Part II, Item 8, Notes 6 and 9 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1998, 1997, 1996, 1995, and 1994 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statements of Revenue and Expenses Data
---------------------------------------
 (in thousands, except for
  Unit amounts)

                                        For the years ended December 31,
                              -------------------------------------------------
                                1998      1997      1996      1995       1994
                                ----      ----      ----      ----       ----


Total revenue                 $   536    $   381   $   659   $ 1,177    $ 1,367

Total expenses                    789        761     2,067     2,000      2,278
                              -------    -------   -------   -------    -------

Net loss                         (253)   $  (380)  $(1,408)  $  (823)   $  (911)
                              =======    =======   ========  =======    =======

Net loss
 per Unit

 Class A                         (5.29)  $ (9.37)  $(25.07)  $(13.64)   $(15.21)
                               =======   =======   =======   =======    =======
 Class B                         (4.15)  $ (6.03)  $(23.76)  $(14.05)   $(15.53)
                               =======   =======   =======   =======    =======
 Class C                         (4.15)  $ (6.03)  $(23.76)  $(14.05)   $(15.53)
                               =======   =======   =======   =======    =======


Distributions per Unit
 (per year)

 Class A                          -      $  -      $   -     $  4.20    $114.44
                              =======    =======   =======   =======    =======
 Class B                          -      $ 15.44   $ 30.26   $ 56.00    $ 62.49
                              =======    =======   =======   =======    =======
 Class C                          -      $ 12.21   $ 28.78   $ 56.00    $ 62.49
                              =======    =======   =======   =======    =======

Weighted average number
 of Units outstanding

 Class A                        7,699      7,699     7,699     7,699      7,699
                              =======    =======   =======   =======    =======
 Class B                       50,475     50,475    50,475    50,475     50,475
                              =======    =======   =======   =======    =======
 Class C                           60         60        60        60         60
                              =======    =======   =======   =======    ========


Balance Sheet Data
------------------
 (in thousands, except)
  for unit amounts
                                                  As of December 31,
                              -------------------------------------------------
                               1998        1997      1996     1995       1994
                               ----        ----      ----     ----       ----

Total assets                  $ 4,220    $ 4,516   $ 5,857   $ 9,003    $12,870
                              =======    =======   =======   =======    =======

Total liabilities             $    41    $    84   $   262   $   450    $   552
                              =======    =======   =======   =======    =======

Partners' equity              $ 4,179    $ 4,432   $ 5,595   $ 8,553    $12,318
                              =======    =======   =======   =======    =======

Book value per Unit

  Class A                     $ 55.57    $ 60.86   $ 70.23    $ 95.30   $112.15
                              =======    =======   =======    =======   =======
  Class B                     $ 79.57    $ 83.72   $105.18    $159.18   $228.04
                              =======    =======   =======    =======   =======
  Class C                     $ 86.96    $ 92.44   $113.90    $167.90   $236.76
                              =======    =======   =======    =======   =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $253,000 in 1998 in the aggregate for all classes of partners. This compares to aggregate net losses in 1997 and 1996 of $381,000 and $1,408,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1998 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1998. This trend will continue as the Partnership liquidates its remaining leases. An additional factor affecting year-to-year comparisons was a $85,000 reduction of lease income in 1996 due to the return of lease overpayments that were recognized as revenue in earlier periods.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received in connection with the resolution of litigation against its former accountants. See Note 7 to the Partnership's financial statements included in Item 8.

Recovery of Datronic Assets:
Recovery of Datronic Assets represents the Partnership's 10.2% share of previously reserved cash balances held by a nominee company for the benefit of the Datronic Partnerships. During 1998, potential claims against these funds were resolved and a total of $750,000 was distributed proportionately to each of the Datronic Partnerships. See Note 5 to the Partnership's financial statements included in Item 8.

Interest income:
Interest income for all three years includes earnings on invested cash balances. In addition, 1996 includes interest of $54,000 previously earned on restricted cash balances.

Amortization of organization and lease acquisition costs:
Amortization of organization and lease acquisition costs ended as of September 1996 when these costs became fully amortized.

Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1998 and 1997 reflect no New Era management fees and 1996 results reflect only six months of such fees plus $550,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in 1997 expenses is $35,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $19,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 9 to the Partnership's financial statements included in
Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 7 to the Partnership's financial statements included in Item 8. The 1998 and 1997 increases reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1998 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease loss:
This provision (credit) reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio.

Provision (credit) for loss on Diverted and other assets:
This provision (credit) represents the Partnership's share of any decrease (recovery) in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 4 to the Partnership's financial statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership cash and cash equivalents increased by $1,050,000 to $2,929,000 at December 31, 1998 from $1,879,000 at
December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $905,000 and a distribution of Diverted and other assets of $577,000, partially offset by cash used in operations of $432,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the cash receipts from leases owned by the Partnership as well as the disposition of the remaining Diverted Assets. The ultimate liquidation date of the Partnership and its associated costs are not yet certain due to various timing issues relating to the liquidation of the Partnership's remaining assets. The lease portfolio is scheduled to be fully liquidated by September 2000 and the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois) are expected to be liquidated during 1999.

Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation resolved. Now that additional assets have been liquidated, the General Partner has determined that an interim cash distribution will be paid to the limited partners shortly after the end of the first quarter of 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements of the Partnership in the Year 2000. Furthermore, the only material relationships the Partnership has with third parties that could be affected by the Year 2000 are those with the Partnership's banking institutions. LRC has been advised by the Partnership's banking institutions that they are Year 2000 compliant.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page(s)
                                                                      ------
Audited Financial Statements:

         Independent Auditors' Report                                  11-12

         Balance Sheets
             In Total for All Classes
             of Limited Partners at December 31,
             1998 and 1997                                                13

             By Class of Limited Partner
               December 31, 1998                                          14

               December 31, 1997                                          15

         Statements of Revenue and Expenses
             In Total for All Classes of Limited Partners
             for the years ended December 31,
             1998, 1997 and 1996                                          16

             By Class of Limited Partner for the years ended
               December 31, 1998                                          17

               December 31, 1997                                          18

               December 31, 1996                                          19

         Statements of Changes in Partners' Equity
             for the years ended December 31,
             1998, 1997, and 1996                                         20

         Statements of Cash Flows
             In Total for All Classes of Limited Partners
             for the years ended December 31,
             1998, 1997 and 1996                                          21

             By Class of Limited Partner for the years ended
               December 31, 1998                                          22

               December 31, 1997                                          23

               December 31, 1996                                          24

         Notes to Financial Statements                                 25-36

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Finance Income Fund I, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC FINANCE INCOME FUND I, L.P. ("the Partnership") as of December 31, 1998 and 1997 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1998 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 9 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 4, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities -- Datronic Equipment Income Fund XVI, XVII, XVIII, XIX, XX, L.P., and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 9, 1999

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                    December 31,
                                      ---------------------------------------

                                            1998                     1997
                                            ----                     ----
ASSETS
------

Cash and cash equivalents             $    2,929,708           $    1,879,490
Judgment receivable, net                      38,853                        -
Net investment in direct financing
  leases                                     633,563                1,440,939
Diverted and other assets, net               617,681                1,195,081
Datronic assets, net                               -                        -
                                      --------------           --------------

                                      $    4,219,805           $    4,515,510
                                      ==============           ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                             $      22,879           $       18,455
Lessee rental deposits                        17,737                   65,035
                                      --------------           --------------

     Total liabilities                        40,616                   83,490

Total partners' equity                     4,179,189                4,432,020
                                      --------------           --------------

                                      $    4,219,805           $    4,515,510
                                      ==============           ==============


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER

                                               December 31, 1998
                                -----------------------------------------------
                                  Liquidating       Continuing
                                   Limited           Limited           Total
                                   Partners          Partners
                                -----------------------------------------------
ASSETS
------

Cash and cash equivalents       $   325,257      $  2,604,451      $  2,929,708
Judgment receivable, net
                                      5,136            33,717            38,853
Net investment in direct
  financing leases                        -           633,563           633,563
Diverted and other assets, net       81,657           536,024           617,681
Datronic assets, net                      -                 -                 -
                                -----------      ------------      ------------
                                $   412,050      $  3,807,755      $  4,219,805
                                ===========      ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                      $     2,273      $     20,606      $     22,879
Lessee rental deposits                2,345            15,392            17,737
                                -----------      ------------      ------------

     Total liabilities                4,618            35,998            40,616

Total partners' equity              407,432         3,771,757         4,179,189
                                -----------      ------------      ------------
                                $   412,050      $  3,807,755      $  4,219,805
                                ===========      ============      ============



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER


                                             December 31, 1997
                            --------------------------------------------------
                               Liquidating       Continuing
                                Limited           Limited
                                Partners          Partners            Total
                            --------------------------------------------------
ASSETS
------

Cash and cash equivalents   $     294,408     $    1,585,082     $   1,879,490
Net investment in direct
  financing leases                  3,412          1,437,527         1,440,939
Diverted and other
  assets, net                     157,990          1,037,091         1,195,081
Datronic assets, net                    -                  -                 -
                            -------------     --------------     -------------
                            $     455,810     $    4,059,700     $   4,515,510
                            =============     ==============     =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses          $       1,197     $       17,258     $      18,455
Lessee rental deposits              6,069             58,966            65,035
                            -------------     --------------     -------------

     Total liabilities              7,266             76,224            83,490

Total partners' equity            448,544          3,983,476         4,432,020
                            -------------     --------------     -------------
                            $     455,810     $    4,059,700     $   4,515,510
                            =============     ==============     =============


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                          For the years ended December 31,
                                    -------------------------------------------

                                         1998          1997             1996
                                         ----          ----             ----
Revenue:
  Lease income                      $   149,342    $   311,239    $     525,104
  Litigation proceeds                   222,122              -                -
  Recovery of Datronic assets            76,500              -                -
  Interest income                        88,593         69,525          133,505
                                    -----------    -----------    -------------
                                        536,557        380,764          658,609
                                    -----------    -----------    -------------

Expenses:
  Amortization of organization and
    lease acquisition costs                   -              -          179,532
  Management fees - New Era                   -              -          955,112
  General Partner's expense
    reimbursement                       543,940        597,112          315,864
  Professional fees - litigation        206,693        109,850           77,894
  Professional fees - other             110,405        132,837          188,782
  Other operating expenses               25,503         22,124           27,414
  Provision (credit) for lease
    losses                              (97,153)             -          250,000
  Provision (credit) for loss on
    Diverted and other assets                 -       (100,548)          71,820
                                    -----------    -----------    -------------

                                        789,388        761,375        2,066,418
                                    -----------    -----------    -------------

Net loss                            $  (252,831)   $  (380,611)   $  (1,407,809)
                                    ===========    ===========    =============

Net loss  - General Partner         $    (2,528)   $    (3,807)   $     (14,078)
                                    ===========    ===========    =============

Net loss - Limited Partners         $  (250,303)   $  (376,804)   $  (1,393,731)
                                    ===========    ===========    =============




                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998

                                  Liquidating       Continuing
                                   Limited           Limited
                                   Partners          Partners         Total
                                --------------    ------------    ------------

Revenue:
  Lease income                  $          939   $     148,403    $    149,342
  Litigation proceeds                   29,365         192,757         222,122
  Recovery of Datronic assets           10,113          66,387          76,500
  Interest income                       10,086          78,507          88,593
                                --------------    ------------    ------------
                                        50,503         486,054         536,557
                                --------------    ------------    ------------

Expenses:
  General Partner's expense
    reimbursement                       52,279         491,661         543,940
  Professional fees - litigation        27,325         179,368         206,693
  Professional fees - other             13,101          97,304         110,405
  Other operating expenses               3,293          22,210          25,503
  Credit for lease losses               (4,383)        (92,770)        (97,153)
                                --------------    ------------    ------------
                                        91,615         697,773         789,388
                                --------------    ------------    ------------

Net loss                        $      (41,112)   $   (211,719)   $   (252,831)
                                ==============    ============    ============

Net loss - General Partner      $         (411)   $     (2,117)   $     (2,528)
                                ==============    ============    ============

Net loss - Limited Partners     $      (40,701)   $   (209,602)   $   (250,303)
                                ==============    ============    ============

Net loss per limited
  partnership unit              $        (5.29)   $      (4.15)
                                ==============    ============

Weighted average number of
  limited partnership units
  outstanding                   $        7,699          50,535
                                ==============    ============




                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                    Liquidating     Continuing
                                     Limited         Limited          Total
                                     Partners        Partners
                                    -----------    ------------    ------------

Revenue:
  Lease income                      $     1,100    $    310,139    $    311,239
  Interest income                         6,961          62,564          69,525
                                    -----------    ------------    ------------

                                          8,061         372,703         380,764
                                    -----------    ------------    ------------

Expenses:
  General Partner's expense
    reimbursement                        61,792         535,320         597,112
  Professional fees - litigation         14,522          95,328         109,850
  Professional fees - other              15,128         117,709         132,837
  Other operating expenses                2,769          19,355          22,124
  Credit for loss on
    Diverted and other assets           (13,293)        (87,255)       (100,548)
                                    -----------    ------------    ------------

                                         80,918         680,457         761,375
                                    -----------    ------------    ------------

Net loss                            $   (72,857)   $   (307,754)   $   (380,611)
                                    ===========    ============    ============

Net loss - General Partner          $      (729)   $     (3,078)   $     (3,807)
                                    ===========    ============    ============

Net loss - Limited Partners         $   (72,128)   $   (304,676)   $   (376,804)
                                    ===========    ============    ============

Net loss per limited
   partnership unit                 $     (9.37)   $      (6.03)
                                    ===========    ============

Weighted average number of limited
   partnership units outstanding          7,699          50,535
                                    ===========    ============





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                    Liquidating     Continuing
                                      Limited         Limited         Total
                                      Partners        Partners
                                   -------------------------------------------
Revenue:
  Lease income                     $    (5,123)   $    530,227    $    525,104
  Interest income                       10,211         123,294         133,505
                                   -----------    ------------    ------------

                                         5,088         653,521         658,609
                                   -----------    ------------    ------------

Expenses:
  Amortization of organization and
    lease acquisition costs             23,734         155,798         179,532
  Management fees - New Era             96,922         858,190         955,112
  General Partner's expense
    reimbursement                       34,044         281,820         315,864
  Professional fees - litigation        10,298          67,596          77,894
  Professional fees - other             22,538         166,244         188,782
  Other operating expenses               3,024          24,390          27,414
  Provision for lease losses                 -         250,000         250,000
  Provision for loss on
    Diverted and other assets            9,494          62,326          71,820
                                   -----------    ------------    ------------

                                       200,054       1,866,364       2,066,418
                                   -----------    ------------    ------------

Net loss                           $  (194,966)   $ (1,212,843)   $ (1,407,809)
                                   ===========    ============    ============

Net loss - General Partner         $    (1,950)   $    (12,128)   $    (14,078)
                                   ===========    ============    ============

Net loss - Limited Partners        $  (193,016)   $ (1,200,715)   $ (1,393,731)
                                   ===========    ============    ============

Net loss per limited
  partnership unit                 $    (25.07)   $     (23.76)
                                   ===========    ============

Weighted average number of limited
  partnership units outstanding          7,699          50,535
                                   ===========    ============


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the three years ended December 31, 1998



                                          Liquidating    Continuing
                               General      Limited       Limited       Total
                              Partner's     Partners'     Partners'    Partners'
                                Equity       Equity        Equity       Equity
                             ---------- ------------  -----------   -----------

Balance, December 31, 1995   $      -   $   716,367   $ 7,836,093   $ 8,552,460

  Distributions to partners   (21,028)            -    (1,528,098)   (1,549,126)
  Net loss                    (14,078)     (193,016)   (1,200,715)   (1,407,809)
  Allocation of General
    Partner's Equity           35,106        (1,950)      (33,156)            -
                             --------   -----------   -----------   -----------

Balance, December 31, 1996          -       521,401     5,074,124     5,595,525
                             --------   -----------   -----------   -----------

  Distributions to partners    (2,895)            -      (779,999)     (782,894)
  Net loss                     (3,807)      (72,128)     (304,676)     (380,611)
  Allocation of General
    Partner's Equity            6,702          (729)       (5,973)            -
                             --------   -----------   -----------   -----------

Balance, December 31, 1997          -       448,544     3,983,476     4,432,020
                             --------   -----------   -----------   -----------

  Net loss                     (2,528)      (40,701)     (209,602)     (252,831)
  Allocation of General
    Partner's Equity            2,528          (411)       (2,117)            -
                             --------   -----------   -----------   -----------

Balance, December 31, 1998   $      -   $   407,432   $ 3,771,757   $ 4,179,189
                             ========   ===========   ===========   ===========




                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                              For the years ended December 31,
                                              --------------------------------
                                           1998          1997           1996
                                           ----          ----           ----

Cash flows from operating activities:
  Net loss                              $ (252,831)  $ (380,611)   $ (1,407,809)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                         -            -         179,532
    Provision (credit) for lease losses    (97,153)           -         250,000
    Provision (credit) for loss on
      Diverted and other assets                  -     (100,548)         71,820
    Changes in assets and liabilities:
      Judgment receivable, net             (38,853)           -               -
      Accounts payable and
        accrued expenses                     4,424      (44,968)         (7,833)
      Lessee rental deposits               (47,298)    (133,060)       (180,498)
      Due from management
        company                                  -       37,353         (37,633)
                                       -----------   ----------    ------------
                                          (431,711)    (621,834)     (1,132,421)
                                       -----------   ----------    ------------

Cash flows from investing activities:
  Principal collections on leases          904,529    1,662,989       2,417,946
  Distribution of Diverted and other
    assets                                 577,400            -               -
  Release of Restricted cash                     -            -         335,572
                                       -----------   ----------    ------------
                                         1,481,929    1,662,989       2,753,518
                                       -----------   ----------    ------------

Cash flows from financing activities:
  Distributions to Limited Partners              -     (779,999)     (1,528,098)
  Distributions to General Partner               -       (2,895)        (21,028)
                                       -----------   ----------    ------------
                                                 -     (782,894)     (1,549,126)
                                       -----------   ----------    ------------

Net increase in cash and
  cash equivalents                       1,050,218      258,261          71,971
Cash and cash equivalents:
  Beginning of year                      1,879,490    1,621,229       1,549,258
                                       -----------   ----------    ------------
  End of year                          $ 2,929,708   $1,879,490    $  1,621,229
                                       ===========   ==========    ============





                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998



                                       Liquidating    Continuing
                                         Limited       Limited
                                         Partners      Partners        Total
                                       -----------  ------------     ----------

Cash flows from operating activities:
  Net loss                             $  (41,112)  $   (211,719)   $  (252,831)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                (4,383)       (92,770)       (97,153)
    Changes in assets and liabilities:
      Judgment receivable, net             (5,136)       (33,717)       (38,853)
      Accounts payable and
        accrued expenses                    1,076          3,348          4,424
      Lessee rental deposits               (3,724)       (43,574)       (47,298)
                                       ----------   ------------   ------------

                                          (53,279)      (378,432)      (431,711)
                                       ----------   ------------   ------------

Cash flows from investing activities:
  Principal collections on leases           7,795        896,734        904,529
  Distribution of Diverted and other
    assets                                 76,333        501,067        577,400
                                       ----------   ------------   ------------

                                           84,128      1,397,801      1,481,929
                                       ----------   ------------   ------------

Net increase in cash and
  cash equivalents                         30,849      1,019,369      1,050,218
Cash and cash equivalents:
  Beginning of year                       294,408      1,585,082      1,879,490
                                       ----------   ------------   ------------
  End of year                          $  325,257   $  2,604,451   $  2,929,708
                                       ==========   ============   ============





                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                        Liquidating   Continuing
                                          Limited       Limited
                                          Partners      Partners       Total
                                        ----------   ------------   -----------

Cash flows from operating activities:
  Net loss                              $  (72,857)  $  (307,754)   $  (380,611)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for loss on
      Diverted and other assets            (13,293)      (87,255)      (100,548)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                    (5,822)      (39,146)       (44,968)
      Lessee rental deposits               (14,171)     (118,889)      (133,060)
      Due from management
        company                              3,725        33,628         37,353
                                       -----------   -----------   ------------

                                          (102,418)     (519,416)      (621,834)
                                       -----------   -----------   ------------

Cash flows from investing activities:
  Principal collections on leases            8,672     1,654,317      1,662,989
                                       -----------   -----------   ------------

                                             8,672     1,654,317      1,662,989
                                       -----------   -----------   ------------

Cash flows from financing activities:
  Distributions to Limited Partners              -      (779,999)      (779,999)
  Distributions to General Partner               -        (2,895)        (2,895)
                                       -----------   -----------   ------------
                                                 -      (782,894)      (782,894)
                                       -----------   -----------   ------------

Net increase (decrease) in cash and
  cash equivalents                         (93,746)      352,007        258,261
Cash and cash equivalents:
  Beginning of year                        388,154     1,233,075      1,621,229
                                       -----------   -----------   ------------
  End of year                          $   294,408   $ 1,585,082   $  1,879,490
                                       ===========   ===========   ============






                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                       Liquidating   Continuing
                                         Limited      Limited
                                         Partners     Partners       Total
                                       -----------  ------------  ------------

Cash flows from operating activities:
  Net loss                             $  (194,966) $ (1,212,843) $ (1,407,809)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                    23,734       155,798       179,532
    Provision for lease losses                   -       250,000       250,000
    Provision for loss on
      Diverted and other assets              9,494        62,326        71,820
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (915)       (6,918)       (7,833)
      Lessee rental deposits               (20,246)     (160,252)     (180,498)
      Due from management
        company                             (3,762)      (33,871)      (37,633)
                                       -----------  ------------  ------------
                                          (186,661)     (945,760)   (1,132,421)
                                       -----------  ------------  ------------

Cash flows from investing activities:
  Principal collections on leases           60,555     2,357,391     2,417,946
  Release of Restricted cash                44,363       291,209       335,572
                                       -----------  ------------  ------------
                                           104,918     2,648,600     2,753,518
                                       -----------  ------------  ------------

Cash flows from financing activities:
  Distributions to Limited Partners              -    (1,528,098)   (1,528,098)
  Distributions to General Partner               -       (21,028)      (21,028)
                                       -----------  ------------  ------------
                                                 -    (1,549,126)   (1,549,126)
                                       -----------  ------------  ------------

Net increase (decrease) in cash and
  cash equivalents                         (81,743)      153,714        71,971
Cash and cash equivalents:
  Beginning of year                        469,897     1,079,361     1,549,258
                                       -----------  ------------  ------------
  End of year                          $   388,154  $  1,233,075  $  1,621,229
                                       ===========  ============  ============


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

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

On October 1, 1996, the Partnership began its Liquidating Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 9). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1998 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1998, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $7.39 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note
5).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner
(LRC) and other Datronic Partnerships are also included.

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

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), interest collected on non-performing leases, late fees, and other lease related items.

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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


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


NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1998 and 1997 are as follows:


                                            December 31, 1998
                             ----------------------------------------------
                             Liquidating       Continuing
                               Limited           Limited
                              Partners           Partners          Total
                             -----------       -----------      -----------
Performing leases
  Minimum lease payments
    receivable               $       -        $   573,995       $   573,995
  Unearned income                    -            (42,585)          (42,585)
                             ---------        -----------       -----------
Total performing leases              -            531,410           531,410
Non-performing leases            5,190          1,079,797         1,084,987
                             ---------        -----------       -----------
Net investment in direct
  financing leases before
  allowance                      5,190          1,611,207         1,616,397
Allowance for lease losses      (5,190)          (977,644)         (982,834)
                             ---------        -----------       -----------
Net investment in direct
  financing leases           $       -        $   633,563       $   633,563
                             =========        ===========       ===========

Billed and outstanding
  balances included in
  net investment in
  direct financing leases:   $       -        $    10,864       $    10,864
                             =========        ===========       ===========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                 December 31, 1997
                                    ------------------------------------------
                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                    ------------    -----------    -----------
Performing leases
  Minimum lease payments
    receivable                      $      -        $ 1,509,542    $ 1,509,542
  Unearned income                          -           (159,590)      (159,590)
                                    ------------    -----------    -----------
Total performing leases                    -          1,349,952      1,349,952
Non-performing leases                     13,654      1,296,847      1,310,501
                                    ------------    -----------    -----------
Net investment in direct
  financing leases before allowance       13,654      2,646,799      2,660,453
Allowance for lease losses               (10,242)    (1,209,272)    (1,219,514)
                                    ------------    -----------    -----------
Net investment in direct
  financing leases                  $      3,412    $ 1,437,527    $ 1,440,939
                                    ============    ===========    ===========

Billed and outstanding balances
  included in net investment
  in direct financing leases:       $      -        $    22,844    $    22,844
                                    ============    ===========    ===========

An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1996, 1997 and 1998 follows:

                                    Liquidating     Continuing
                                      Limited        Limited
                                      Partners       Partners        Total
                                   ------------    -----------    -----------
 Balance at December 31, 1995      $     14,108    $ 1,049,218    $ 1,063,326
  Additions                                -           250,000        250,000
  Write-offs                             (1,640)       (26,865)       (28,505)
                                   ------------    -----------    -----------

  Balance at December 31, 1996           12,468      1,272,353      1,284,821
  Write-offs                             (2,226)       (63,081)       (65,307)
                                   ------------    -----------    -----------

  Balance at December 31, 1997           10,242      1,209,272      1,219,514
  Recoveries                             (4,383)       (92,770)       (97,153)
  Write-offs                               (669)      (138,858)      (139,527)
                                   ------------    -----------    -----------

  Balance at December 31, 1998     $      5,190    $   977,644    $    982,83
                                   ============    ===========    ===========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding years ending after December 31, 1998 by Class of Limited Partner are as follows:

                    Liquidating            Continuing
                      Limited                Limited
                     Partners               Partners                 Total
                    -----------            ----------             ----------
1999                $      -               $  440,205             $  440,205
2000                       -                  133,790                133,790
                    -----------            ----------             ----------
                    $      -               $  573,995             $  573,995
                    ===========            ==========             ==========


NOTE 4 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively, the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided, pro-rata interest in them. These assets are held by a nominee company.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's 14.4% interest in the remaining Diverted and other assets is reflected in the accompanying balance sheets at cost, less valuation allowances established in prior years. At December 31, 1998, these assets consisted of a seven-story office building in Schaumburg, Illinois and cash of $1.3 million.

During 1998, $4.0 million of cash (Partnership's share, $577,400) was transferred from the nominee company to the Partnerships. These proceeds were recorded as a reduction of "Diverted and other assets, net" in the Partnership's Balance Sheet. The Partnership's Statements of Revenue and Expenses reflect a 1997 recovery ($100,548) of previously reserved balances and a 1996 loss ($71,820) from the settlement of claims against the Diverted and other assets.

LRC is continuing its efforts to market and sell the Schaumburg, Illinois office building. The net sales proceeds, along with other available cash balances will be distributed to the Partnerships.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.

NOTE 5 - DATRONIC ASSETS:

At December 31, 1998, Datronic Assets consisted of the Partnership's 10.2% interest in fully-reserved residual cash of $46,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (see Notes 1, 2 and 7). Since then, all but $46,000 of the $1,732,000 (Partnership's share $177,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $76,500) during 1998. The $76,500 realized by the Partnership this year was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $76,500 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $46,000 which is realized in excess of its fully reserved balance of zero, will be distributed proportionately to the Partnerships.

NOTE 6 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1996 and 1997 were:

                  Class A            Class B            Class C
                  -------            -------            -------
        1996       $   -             $ 30.26            $ 28.78
        1997       $   -             $ 15.44            $ 12.21

No distributions were made in 1998.

The Partnership began its Liquidating Phase on October 1, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


distributions were based on the positive Capital Account balances of each limited partner within each Class (see Note 9).

At December 31, 1998, 1997 and 1996, there were 7,699 Class A Units, 50,475 Class B Units, 60 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by Class from the Partnership's formation through December 31, 1998 are:

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
                                  ===========             ===========


NOTE 7 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross- claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933.

The claims against Siegan were settled in 1995 pursuant to which Siegan paid a total of $1.78 million (of which $124,000 went to the Partnership). Costs, consisting primarily of legal fees, incurred by the Partnerships in pursuing their claim against Siegan totaled approximately $683,000 (including $48,000 paid by the Partnership).

During 1998, the claims against the Partnerships' former accountants were resolved. In May, LRC reached a settlement with Weiss under which Weiss agreed to pay the Partnerships $2.4 million (Partnership's share is $170,000) in exchange for a release from all Partnership claims and dismissal of the class claims against it. The settlement was consummated in September and the settlement proceeds, along with $37,000 of interest earned since May, were

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


transferred to LRC for the benefit of the Partnerships. After payment of $609,000 in contingent legal fees (Partnership's share is $43,000), $1.83 million of net proceeds were made available to the Partnerships. The Partnership's share of the gross proceeds has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." The contingent legal fees are included in the Statements of Revenue and Expenses as part of "Professional fees litigation."

In June, a jury verdict was rendered against Price Waterhouse finding them negligent in the conduct of their prior audits of the Datronic Partnerships. The jury awarded damages of $739,300. In January 1999, the court entered final judgment and awarded an additional $2,000 for trial costs. The Partnership's share ($52,000) of the total award has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." These damages bear 9% interest until paid by the defendant. Contingent fees of 25% of the recovery will be due upon receipt of the damages and are reflected in the Statements of Revenue and Expenses as part of "Professional fees - litigation." The proceeds due to the Partnership are included in its December 31, 1998 Balance Sheet, net of contingent legal fees, as "Judgment receivable, net."

Legal fees and trial expenses incurred by the Partnership in pursuing its claims against the former accountants have totaled $394,000 since 1993.

NOTE 8 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 9).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era and its principals were paid an aggregate amount of $4.2 million. The Partnership's share of these payments was $549,996 and is included in the 1996 Statements of Revenue and Expenses as part of "Management fees - New Era".

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statements of Revenue and Expenses as part of "General Partner's expense reimbursement".

NOTE 9 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participated in the Class Action.

Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on October 1, 1996, each Class B Limited Partner received cash distributions equal to 12.5% annually of their Adjusted Capital Contributions (as that term is defined in the Amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participated in the Class Action.

Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) did not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Concurrent with the beginning of the Liquidating Phase on October 1, 1996, the Partnership ceased making New Investments and the General Partner (LRC) began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements ("Cash Flow Available for Distribution") will be distributed to the General and Limited Partners as described below.

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

The following summarizes the total of all payments to LRC during the three years ended December 31, 1998:

                                             Year ended December 31,
                                   -------------------------------------------
                                     1998             1997            1996
                                     ----             ----            ----

1% Distribution                    $     -         $   21,233       $  104,304
Expense Reimbursement in excess
   of the 1% Distribution           4,079,994       5,369,846        2,955,260
                                   ----------      ----------       ----------
Total                              $4,079,994      $5,391,079       $3,059,564
                                   ==========      ==========       ==========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership's share of these payments were:

                                             Year ended December 31,
                                     ----------------------------------------
                                         1998          1997           1996
                                         ----          ----           ----

1% Distribution                      $     -       $    2,895      $   21,028
Expense Reimbursement in excess
   of the 1% Distribution               543,940       597,112         315,864
                                     ----------    ----------      ----------

Total                                $  543,940    $  600,007      $  336,892
                                     ==========    ==========      ==========


NOTE 10 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as California and New York. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, telecommunications equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, photocopying equipment, medical equipment and transportation equipment. At December 31, 1998, there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                 NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 11 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1998.


                                          Liquidating  Continuing
                               General      Limited      Limited
                               Partner      Partner      Partner       Total
                             ----------   ----------   ----------   -----------

Net loss per accompanying
  statements                 $  (2,528)   $ (40,701)   $(209,602)   $ (252,831)

Effect of principal
  repayments treated
  as income for
  tax purposes                    (242)      (3,557)     (20,438)      (24,237)
Credit for lease losses            (10)        (125)        (818)         (953)
Provision for recovery of
  Diverted and other assets      1,541       20,166      132,370       154,077
Provision for Class Counsel
  fees and expenses, net          -           5,138       33,684        38,822

Other, net                        (205)      (2,062)     (18,214)      (20,481)
                              --------    ---------    ---------     ---------


Loss for Federal income tax
  purposes in total          $  (1,444)  $  (21,141)   $ (83,018)    $(105,603)
                             =========   ==========    =========     =========

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                    Director
      Name                      Position and Office                 Since
---------------------        -------------------------              -----
Donald D. Torisky            Chairman of the Board and
                             Chief Executive Officer                12/92

Robert P. Schaen             Vice-Chairman of the Board and
                             Chief Financial Officer                12/92

Arthur M. Mintz              Vice-Chairman of the Board and
                             General Counsel                        12/92

Donald D. Torisky, age 60, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 72, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 62, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1998 was as follows:

     Chairman of the
     Board and Chief                                        All Other
     Executive Officer              Salary               Compensation(b)
     -----------------             --------              ---------------
     Donald D. Torisky             $463,409                $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1998.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 13.33%.

The compensation of the other four highly compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

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

(b) Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.


      DATRONIC FINANCE INCOME FUND I, L.P.

March 30, 1999            By: Lease Resolution Corporation,
                          General Partner


                          By:  /s/ Donald D. Torisky
                              ------------------------------------
                              Donald D. Torisky
                              Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                                  March 30, 1999
     -----------------------------------------
     Donald D. Torisky Chairman and
     Chief Executive Officer, Lease Resolution
     Corporation, General Partner of
     Datronic Finance Income Fund I, L.P.


By:   /s/ Robert P. Schaen                                   March 30, 1999
     -----------------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer, Lease
     Resolution Corporation, General
     Partner of Datronic Finance
     Income Fund I, L.P.


By:   /s/ Arthur M. Mintz                                    March 30, 1999
     -----------------------------------------
     Arthur M. Mintz Vice-Chairman and
     General Counsel, Lease Resolution
     Corporation, General Partner of
     Datronic Finance Income Fund I, L.P.

                                  EXHIBIT INDEX
                                  -------------


         EXHIBIT NO.         DESCRIPTION
         -----------         -----------

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.