Form 10-Q
period 1999-03-31
DATRONIC FINANCE INCOME FUND I LP
filed 1999-05-12
CIK 870255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                           or 15(d) of the Securities
                             Exchange Act of 1934



For the Quarter Ended
    March 31, 1999                             Commission File Number  0-21276
---------------------                          -------------------------------



                      DATRONIC FINANCE INCOME FUND I, L.P.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      Delaware                                              36-3744792
  ----------------                                  ---------------------------
  State or other                                    IRS Employer Identification
  jurisdiction of                                             Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
     Address of principal                               City, State, Zip Code
     executive offices

Registrant's telephone number:                            (847) 240-6200
                                                          --------------



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

                      DATRONIC FINANCE INCOME FUND I, L.P.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 1999 (unaudited)                                             3

      December 31, 1998                                                      4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1999                              5

      For the three months ended March 31, 1998                              6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1999
        (unaudited)                                                          7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1999                              8

      For the three months ended March 31, 1998                              9

    Notes to Financial Statements (unaudited)                               10


Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      11 - 12

PART II - OTHER INFORMATION

Items 1-6.                                                                  13

                     DATRONIC EQUIPMENT INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                 March 31, 1999
                                  (Unaudited)


                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners       Total
                                   ------------  -----------  -----------
ASSETS

Cash and cash equivalents            $  316,377   $2,660,330   $2,976,707
Net investment in direct financing
  leases                                   --        488,697      488,697
Diverted and other assets, net           81,657      536,024      617,681
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  398,034   $3,685,051   $4,083,085
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $      742   $    7,853   $    8,595
Lessee rental deposits                    1,962       12,879       14,841
                                     ----------   ----------   ----------

     Total liabilities                    2,704       20,732       23,436

Total partners' equity                  395,330    3,664,319    4,059,649
                                     ----------   ----------   ----------

                                     $  398,034   $3,685,051   $4,083,085
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               December 31, 1998



                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners       Total
                                   ------------  -----------  -----------
ASSETS

Cash and cash equivalents            $  325,257   $2,604,451   $2,929,708
Judgment receivable, net                  5,136       33,717       38,853
Net investment in direct financing
  leases                                   --        633,563      633,563
Diverted and other assets, net           81,657      536,024      617,681
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  412,050   $3,807,755   $4,219,805
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    2,273   $   20,606   $   22,879
Lessee rental deposits                    2,345       15,392       17,737
                                     ----------   ----------   ----------

     Total liabilities                    4,618       35,998       40,616

Total partners' equity                  407,432    3,771,757    4,179,189
                                     ----------   ----------   ----------

                                     $  412,050   $3,807,755   $4,219,805
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 1999
                                  (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners       Total
                                    ------------  -----------  -----------
Revenue:
  Lease income                       $     286    $  18,572    $  18,858
  Interest income                        3,440       25,754       29,194
                                     ---------    ---------    ---------

                                         3,726       44,326       48,052
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       13,709      123,088      136,797
  Professional fees                      2,168       32,806       34,974
  Other operating expenses                 174        2,332        2,506
  Credit for lease losses                 (223)      (6,462)      (6,685)
                                     ---------    ---------    ---------

                                        15,828      151,764      167,592
                                     ---------    ---------    ---------

Net loss                             $ (12,102)   $(107,438)   $(119,540)
                                     =========    =========    =========

Net loss - General Partner           $    (121)   $  (1,074)   $  (1,195)
                                     =========    =========    =========

Net loss - Limited Partners          $ (11,981)   $(106,364)   $(118,345)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (1.56)   $   (2.10)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding          7,699       50,535
                                     =========    =========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 1998
                                  (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners       Total
                                    ------------  -----------  -----------
Revenue:
  Lease income                       $    --      $  46,066    $  46,066
  Interest income                        2,031       16,430       18,461
                                     ---------    ---------    ---------

                                         2,031       62,496       64,527
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       13,633      123,540      137,173
  Professional fees                     11,569       77,353       88,922
  Other operating expenses                 776        5,661        6,437
  Credit for lease losses               (1,821)     (41,951)     (43,772)
                                     ---------    ---------    ---------

                                        24,157      164,603      188,760
                                     ---------    ---------    ---------

Net loss                             $ (22,126)   $(102,107)   $(124,233)
                                     =========    =========    =========

Net loss - General Partner           $    (221)   $  (1,021)   $  (1,242)
                                     =========    =========    =========

Net loss - Limited Partners          $ (21,905)   $(101,086)   $(122,991)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (2.85)   $   (2.00)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding         7,699       50,535
                                     =========    =========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                              Liquidating    Continuing
                                  General       Limited        Limited        Total
                                  Partner's    Partners'      Partners'      Partners'
                                   Equity       Equity         Equity         Equity
                               ------------  ------------     -----------  ------------
Balance, December 31, 1998*   $      --      $   407,432    $ 3,771,757    $ 4,179,189

  Net loss                         (1,195)       (11,981)      (106,364)      (119,540)
  Allocation of General
    Partner's Equity                1,195           (121)        (1,074)          --
                              -----------    -----------    -----------    -----------

Balance, March 31, 1999       $      --      $   395,330    $ 3,664,319    $ 4,059,649
                              ===========    ===========    ===========    ===========


* Balances are net of $20,484 and $249,709 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1999
                                  (Unaudited)


                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners         Total
                                        ------------    ------------    -----------
Cash flows from operating activities:
  Net loss                               $   (12,102)   $  (107,438)   $  (119,540)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                     (223)        (6,462)        (6,685)
    Changes in assets and liabilities:
      Judgment receivable, net                 5,136         33,717         38,853
      Accounts payable and
        accrued expenses                      (1,531)       (12,753)       (14,284)
      Lessee rental deposits                    (383)        (2,513)        (2,896)
                                         -----------    -----------    -----------
                                              (9,103)       (95,449)      (104,552)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases                223        151,328        151,551
                                         -----------    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                            (8,880)        55,879         46,999
Cash and cash equivalents:
  Beginning of year                          325,257      2,604,451      2,929,708
                                         -----------    -----------    -----------
  End of first quarter                   $   316,377    $ 2,660,330    $ 2,976,707
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1998
                                  (Unaudited)


                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners         Total
                                        ------------    ------------    -----------
Cash flows from operating activities:
  Net loss                               $   (22,126)   $  (102,107)   $  (124,233)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (1,821)       (41,951)       (43,772)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (262)        (6,304)        (6,566)
      Lessee rental deposits                     (20)        (2,412)        (2,432)
                                         -----------    -----------    -----------
                                             (24,229)      (152,774)      (177,003)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              5,233        321,073        326,306
                                         -----------    -----------    -----------


Net increase (decrease) in cash and
  cash equivalents                           (18,996)       168,299        149,303
Cash and cash equivalents:
  Beginning of year                          294,408      1,585,082      1,879,490
                                         -----------    -----------    -----------
  End of first quarter                   $   275,412    $ 1,753,381    $ 2,028,793
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)


NOTE 1 - ORGANIZATION:

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of leasing both high- and low-technology equipment. See Notes 4, 7 and 9 to the Partnership's financial statements included in the 1998 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992, and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1998 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1998 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($22,000 and $145,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($70,000 and $741,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through March 31, 1999. The discussion and analysis of results of operations is for the three month period ended March 31, 1999 as compared to the corresponding period in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnerships 1998 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the three months ended March 31, 1999, Partnership cash and cash equivalents increased by $47,000 to $2,977,000 at March 31, 1999 from $2,930,000 at December 31, 1998.
This increase is primarily due to cash receipts from collections on leases of $152,000 partially offset by cash used in operations of $105,000.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($22,000 and $145,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($70,000 and $741,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from remaining cash-on-hand after the April 1999 distribution, the cash receipts from leases owned by the Partnership as well as the disposition of Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by September 2000. The general partner expects the Diverted Assets to be converted to cash during 1999 thereby enabling the Partnership to pay an additional distribution in early 2000. After all assets are disposed of and the proceeds are distributed to the limited partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000.

Results of Operations

The Partnership had a net loss of $120,000 for the three months ended March 31, 1999 in the aggregate for all classes of partners. This compares to a net loss of $124,000 for the three months ended March 31, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three month period ended March 31, 1999 as compared to the corresponding period in 1998 include the following:

Lease income:

Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:

Interest income includes earnings on invested cash balances. Interest income for 1999 was higher than 1998 because of a higher average invested cash balances.

General Partner's expense reimbursement:

General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:

Professional fees for the three months ended March 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credit for lease losses:

This credit reflects recovery of previously reserved balances.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 1999.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant



        By: /s/ DONALD D. TORISKY
            ------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.




        By: /s/ ROBERT P. SCHAEN
            ------------------------------------
            Robert P. Schaen
            Vice-Chairman and Chief Financial Officer,
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information
                    only and not filed.