Form 10-Q
period 1999-06-30
DATRONIC FINANCE INCOME FUND I LP
filed 1999-08-06
CIK 870255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------



For the Quarter Ended
    June 30, 1999                              Commission File Number  0-21276
---------------------                          -------------------------------



                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



     Delaware                                             36-3744792
--------------------                             ---------------------------
  State or other                                 IRS Employer Identification
  jurisdiction of                                            Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                Schaumburg, Illinois 60173
---------------------------------                --------------------------
  Address of principal                              City, State, Zip Code
  executive offices

Registrant's telephone number:                         (847) 240-6200
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

                             (1)  Yes  x   No
                                     -----   -----
                             (2)  Yes  x   No
                                     -----   -----

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.
-------

  Index to Financial Statements

    Balance Sheets

      June 30, 1999 (unaudited)                                               3

      December 31, 1998                                                       4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1999                                5

      For the three months ended June 30, 1998                                6

      For the six months ended June 30, 1999                                  7

      For the six months ended June 30, 1998                                  8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1999
        (unaudited)                                                           9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1999                                 10

      For the six months ended June 30, 1998                                 11

    Notes to Financial Statements (unaudited)                                12

Item 2.
-------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       13 - 14

Item 3.
-------

  Quantitative and Qualitative Disclosures about
    Market Risk                                                              15

PART II - OTHER INFORMATION

Items 1-6.                                                                   16
----------

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                  June 30, 1999
                                   (Unaudited)

                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                      ----------    -----------     -----------
ASSETS
------

Cash and cash equivalents             $  214,374    $ 1,813,689     $ 2,028,063
Net investment in direct
  financing leases                             -        402,948         402,948
Diverted and other
  assets, net                             81,657        536,024         617,681
Datronic assets, net                           -              -               -
                                      ----------    -----------     -----------
                                      $  296,031    $ 2,752,661     $ 3,048,692
                                      ==========    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                            $       49    $     2,225     $     2,274
Lessee rental deposits                     1,453          9,536          10,989
                                      ----------    -----------     -----------
     Total liabilities                     1,502         11,761          13,263

Total partners' equity                   294,529      2,740,900       3,035,429
                                      ----------    -----------     -----------
                                      $  296,031    $ 2,752,661     $ 3,048,692
                                      ==========    ===========     ===========





                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                December 31, 1998


                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                      ----------    -----------     -----------
ASSETS
------

Cash and cash equivalents             $  325,257    $ 2,604,451     $ 2,929,708
Judgment receivable, net                   5,136         33,717          38,853
Net investment in direct financing
  leases                                       -        633,563         633,563
Diverted and other assets, net            81,657        536,024         617,681
Datronic assets, net                           -              -               -
                                      ----------    -----------     -----------
                                      $  412,050    $ 3,807,755     $ 4,219,805
                                      ==========    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                            $    2,273    $    20,606     $    22,879
Lessee rental deposits                     2,345         15,392          17,737
                                      ----------    -----------     -----------
     Total liabilities                     4,618         35,998          40,616

Total partners' equity                   407,432      3,771,757       4,179,189
                                      ----------    -----------     -----------

                                      $  412,050    $ 3,807,755     $ 4,219,805
                                      ==========    ===========     ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)


                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                      ----------    -----------     -----------
Revenue:
  Lease income                        $      467    $    15,854     $    16,321
  Interest income                          2,125         18,751          20,876
                                      ----------    -----------     -----------
                                           2,592         34,605          37,197
                                      ----------    -----------     -----------

Expenses:
  General Partner's expense
    reimbursement                         10,287         94,135         104,422
  Professional fees                        1,630         16,327          17,957
  Other operating expenses                   733          4,816           5,549
  Credit for lease losses                 (1,108)       (43,275)        (44,383)
                                      ----------    -----------     -----------
                                          11,542         72,003          83,545
                                      ----------    -----------     -----------
Net loss                              $   (8,950)   $   (37,398)    $   (46,348)
                                      ==========    ===========     ===========
Net loss - General Partner            $      (89)   $      (374)    $      (463)
                                      ==========    ===========     ===========
Net loss - Limited Partners           $   (8,861)   $   (37,024)    $   (45,885)
                                      ==========    ===========     ===========

Net loss per limited
  partnership unit                    $    (1.15)   $     (0.73)
                                      ==========    ===========

Weighted average number of limited
  partnership units outstanding            7,699         50,535
                                      ==========    ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                   (Unaudited)


                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                      ----------    -----------     -----------
Revenue:
  Lease income                        $      457    $    44,218     $    44,675
  Interest income                          2,509         21,168          23,677
                                      ----------    -----------     -----------
                                           2,966         65,386          68,352
                                      ----------    -----------     -----------

Expenses:
  General Partner's expense
    reimbursement                         12,313        114,847         127,160
  Professional fees                       16,626        112,852         129,478
  Other operating expenses                   735          4,819           5,554
  Credit for lease losses                   (306)       (36,009)        (36,315)
                                      ----------    -----------     -----------
                                          29,368        196,509         225,877
                                      ----------    -----------     -----------
Net loss                              $  (26,402)   $  (131,123)    $  (157,525)
                                      ==========    ===========     ===========
Net loss - General Partner            $     (264)   $    (1,311)    $    (1,575)
                                      ==========    ===========     ===========
Net loss - Limited Partners           $  (26,138)   $  (129,812)    $  (155,950)
                                      ==========    ===========     ===========

Net loss per limited
   partnership unit                   $    (3.39)   $     (2.57)
                                      ==========    ===========

Weighted average number of limited
   partnership units outstanding           7,699         50,535
                                      ==========    ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                      Liquidating   Continuing
                                       Limited        Limited
                                       Partners      Partners          Total
                                      ----------    -----------     -----------
Revenue:
  Lease income                        $      753    $    34,426     $    35,179
  Interest income                          5,565         44,505          50,070
                                      ----------    -----------     -----------
                                           6,318         78,931          85,249
                                      ----------    -----------     -----------

Expenses:
  General Partner's expense
    reimbursement                         23,996        217,223         241,219
  Professional fees                        3,798         49,133          52,931
  Other operating expenses                   907          7,148           8,055
  Credit for lease losses                 (1,331)       (49,737)        (51,068)
                                      ----------    -----------     -----------
                                          27,370        223,767         251,137
                                      ----------    -----------     -----------
Net loss                              $  (21,052)   $  (144,836)    $  (165,888)
                                      ==========    ===========     ===========
Net loss - General Partner            $     (211)   $    (1,448)    $    (1,659)
                                      ==========    ===========     ===========
Net loss - Limited Partners           $  (20,841)   $  (143,388)    $  (164,229)
                                      ==========    ===========     ===========

Net loss per limited
  partnership unit                    $    (2.71)   $     (2.84)
                                      ==========    ===========

Weighted average number of limited
  partnership units outstanding            7,699         50,535
                                      ==========    ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                   (Unaudited)


                                      Liquidating   Continuing
                                       Limited        Limited
                                       Partners      Partners          Total
                                      ----------    -----------     -----------
Revenue:
  Lease income                        $      457    $    90,284     $    90,741
  Interest income                          4,540         37,598          42,138
                                      ----------    -----------     -----------
                                           4,997        127,882         132,879
                                      ----------    -----------     -----------

Expenses:
  General Partner's expense
    reimbursement                         25,946        238,387         264,333
  Professional fees                       28,195        190,205         218,400
  Other operating expenses                 1,511         10,480          11,991
  Credit for lease losses                 (2,127)       (77,960)        (80,087)
                                      ----------    -----------     -----------
                                          53,525        361,112         414,637
                                      ----------    -----------     -----------

Net loss                              $  (48,528)   $  (233,230)    $  (281,758)
                                      ==========    ===========     ===========

Net loss - General Partner            $     (485)   $    (2,332)    $    (2,817)
                                      ==========    ===========     ===========

Net loss - Limited Partners           $  (48,043)   $  (230,898)    $  (278,941)
                                      ==========    ===========     ===========

Net loss per limited
   partnership unit                   $    (6.24)   $     (4.57)
                                      ==========    ===========

Weighted average number of limited
   partnership units outstanding           7,699         50,535
                                      ==========    ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                        Liquidating   Continuing
                              General     Limited       Limited        Total
                             Partner's    Partners'    Partners'      Partners'
                              Equity       Equity       Equity         Equity
                             ---------  -----------   ----------      ---------

Balance, December 31, 1998*   $     -    $  407,432   $ 3,771,757   $ 4,179,189

  Distributions to partners         -       (91,851)     (886,021)     (977,872)
  Net loss                     (1,659)      (20,841)     (143,388)     (165,888)
  Allocation of General
    Partner's Equity            1,659          (211)       (1,448)            -
                              -------    ----------   -----------   -----------

Balance, June 30, 1999        $     -    $  294,529   $ 2,740,900   $ 3,035,429
                              =======    ==========   ===========   ===========


* Balances are net of $20,484 and $249,709 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                      Liquidating   Continuing
                                       Limited        Limited
                                       Partners      Partners          Total
                                      ----------    -----------     -----------
Cash flows from operating activities:
  Net loss                            $  (21,052)   $  (144,836)    $  (165,888)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses               (1,331)       (49,737)        (51,068)
    Changes in assets and liabilities:
      Judgment receivable, net             5,136         33,717          38,853
      Accounts payable and
        accrued expenses                  (2,224)       (18,381)        (20,605)
      Lessee rental deposits                (892)        (5,856)         (6,748)
                                      ----------    -----------     -----------
                                         (20,363)      (185,093)       (205,456)
                                      ----------    -----------     -----------

Cash flows from investing activities:
  Principal collections on leases          1,331        280,352         281,683
                                      ----------    -----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners      (91,851)      (886,021)       (977,872)
                                      ----------    -----------     -----------

Net decrease in cash and
  cash equivalents                      (110,883)      (790,762)       (901,645)
Cash and cash equivalents:
  Beginning of year                      325,257      2,604,451       2,929,708
                                      ==========    ===========     ===========
  End of second quarter               $  214,374    $ 1,813,689     $ 2,028,063
                                      ==========    ===========     ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                   (Unaudited)


                                      Liquidating   Continuing
                                       Limited        Limited
                                       Partners      Partners          Total
                                      ----------    -----------     -----------
Cash flows from operating activities:
  Net loss                            $  (48,528)   $  (233,230)    $  (281,758)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses               (2,127)       (77,960)        (80,087)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                    (419)        (6,970)         (7,389)
      Lessee rental deposits                (135)       (18,552)        (18,687)
                                      ----------    -----------     -----------
                                         (51,209)      (336,712)       (387,921)
                                      ----------    -----------     -----------

Cash flows from investing activities:
  Principal collections on leases          5,539        596,842         602,381
                                      ----------    -----------     -----------


Net increase (decrease) in cash and
  cash equivalents                       (45,670)       260,130         214,460
Cash and cash equivalents:
  Beginning of year                      294,408      1,585,082       1,879,490
                                      ==========    ===========     ===========
  End of second quarter               $  248,738    $ 1,845,212     $ 2,093,950
                                      ==========    ===========     ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($22,000 and $145,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($70,000 and $741,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I
------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through June 30, 1999. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 1999, Partnership cash and cash equivalents decreased by $902,000 to $2,028,000 at June 30, 1999 from $2,930,000 at December 31, 1998. This decrease is primarily due to the distribution paid to Limited Partners of $978,000 (see below) and by cash used in operations of $205,000, partially offset by cash receipts from collections on leases of $282,000.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($22,000 and $145,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($70,000 and $741,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 7 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by September 2000. The general partner expects that the building will be sold during the second half of 1999 or 2000 and the proceeds included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000 or early 2001.

Results of Operations

The Partnership had net losses of $46,000 and $166,000 for the three and six months ended June 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $158,000 and $282,000 for the three and six months ended June 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1999 and 1998 include the following:

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

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the three and six months ended June 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credit for lease losses:
This credit reflects recovery of previously reserved balances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 1999.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant



        By: /s/DONALD D. TORISK
            -------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.




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