Form 10-Q
period 1999-09-30
DATRONIC FINANCE INCOME FUND I LP
filed 1999-11-09
CIK 870255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                       -----------------------------------


For the Quarter Ended
  September 30, 1999                             Commission File Number  0-21276
---------------------                            -------------------------------



                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



    Delaware                                                  36-3744792
-------------------                                  ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                               Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                   City, State, Zip Code
  executive offices

Registrant's telephone number:                             (847) 240-6200
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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1999 (unaudited)                                       3

      December 31, 1998                                                    4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1999                        5

      For the three months ended September 30, 1998                        6

      For the nine months ended September 30, 1999                         7

      For the nine months ended September 30, 1998                         8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1999
        (unaudited)                                                        9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1999                        10

      For the nine months ended September 30, 1998                        11

    Notes to Financial Statements (unaudited)                             12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    13 - 14

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                           15

PART II - OTHER INFORMATION

Items 1-6.                                                                16

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               September 30, 1999
                                  (Unaudited)


                                       Liquidating     Continuing
                                         Limited         Limited
                                         Partners       Partners        Total
                                       -----------     -----------   -----------
ASSETS

Cash and cash equivalents               $ 204,104      $ 1,875,850   $ 2,079,954
Net investment in direct financing
  leases                                      -            262,196       262,196
Diverted and other assets, net             81,657          536,024       617,681
Datronic assets, net                          -                -             -
                                       -----------     -----------   -----------
                                        $ 285,761      $ 2,674,070   $ 2,959,831
                                       ===========     ============  ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      87      $     3,077   $     3,164
Lessee rental deposits                      1,453            9,536        10,989
                                       -----------     -----------   -----------
     Total liabilities                      1,540           12,613        14,153

Total partners' equity                    284,221        2,661,457     2,945,678
                                       -----------     -----------   -----------
                                        $ 285,761      $ 2,674,070   $ 2,959,831
                                       ===========     ============  ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               December 31, 1998


                                       Liquidating     Continuing
                                         Limited         Limited
                                         Partners       Partners        Total
                                       -----------     -----------   -----------
ASSETS

Cash and cash equivalents              $   325,257      $2,604,451    $2,929,708
Judgment receivable, net                     5,136          33,717        38,853
Net investment in direct financing
  leases                                         -         633,563       633,563
Diverted and other assets, net              81,657         536,024       617,681
Datronic assets, net                             -               -             -
                                       -----------     -----------   -----------
                                       $   412,050      $3,807,755    $4,219,805
                                       ===========     ===========   ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $     2,273      $   20,606    $   22,879
Lessee rental deposits                       2,345          15,392        17,737
                                       -----------     -----------   -----------
     Total liabilities                       4,618          35,998        40,616

Total partners' equity                     407,432       3,771,757     4,179,189
                                       -----------     -----------   -----------
                                       $   412,050      $3,807,755    $4,219,805
                                       ===========     ===========   ===========





                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1999
                                  (Unaudited)


                                       Liquidating     Continuing
                                         Limited        Limited
                                         Partners       Partners        Total
                                       -----------     -----------   -----------
Revenue:
  Lease income                         $        -      $    10,415    $  10,415
  Interest income                           2,523           20,785       23,308
                                       -----------     -----------   -----------
                                            2,523           31,200       33,723
                                       -----------     -----------   -----------
Expenses:
  General Partner's expense
    reimbursement                          11,694          107,396      119,090
  Professional fees                         1,118           10,129       11,247
  Other operating expenses                    328            2,147        2,475
  Credit for lease losses                    (309)          (9,029)      (9,338)
                                       -----------     -----------   -----------
                                           12,831          110,643      123,474
                                       -----------     -----------   -----------
Net loss                               $  (10,308)     $   (79,443)   $ (89,751)
                                       ===========     ===========   ===========
Net loss - General Partner             $     (103)     $      (794)   $    (897)
                                       ===========     ===========   ===========
Net loss - Limited Partners            $  (10,205)     $   (78,649)   $ (88,854)
                                       ===========     ===========   ===========
Net loss per limited
  partnership unit                     $    (1.33)     $     (1.56)
                                       ===========     ===========
Weighted average number of limited
  partnership units outstanding             7,699           50,535
                                       ===========     ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1998
                                  (Unaudited)

                                       Liquidating     Continuing
                                         Limited        Limited
                                         Partners       Partners        Total
                                       -----------     -----------   -----------
Revenue:
  Lease income                         $      482      $    36,095   $   36,577
  Interest income                           2,777           20,739       23,516
                                       -----------     -----------   -----------
                                            3,259           56,834       60,093
                                       -----------     -----------   -----------
Expenses:
  General Partner's expense
    reimbursement                          13,074          127,741      140,815
  Professional fees                         1,347           10,655       12,002
  Other operating expenses                    302            2,005        2,307
  Credit for lease losses                    (696)          (4,568)      (5,264)
                                       -----------     -----------   -----------
                                           14,027          135,833      149,860
                                       -----------     -----------   -----------
Net loss                               $  (10,768)     $   (78,999)  $  (89,767)
                                       ===========     ===========   ===========
Net loss - General Partner             $     (108)     $      (790)  $     (898)
                                       ===========     ===========   ===========
Net loss - Limited Partners            $  (10,660)     $   (78,209)  $  (88,869)
                                       ===========     ===========   ===========
Net loss per limited
   partnership unit                    $    (1.38)     $     (1.55)
                                       ===========     ===========
Weighted average number of limited
   partnership units outstanding            7,699           50,535
                                       ===========     ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                  (Unaudited)

                                       Liquidating     Continuing
                                         Limited        Limited
                                         Partners       Partners       Total
                                       -----------     -----------  -----------

Revenue:
  Lease income                         $       753      $   44,841  $    45,594
  Interest income                            8,088          65,290       73,378
                                       -----------     -----------  -----------
                                             8,841         110,131      118,972
                                       -----------     -----------  -----------
Expenses:
  General Partner's expense
    reimbursement                           35,690         324,619      360,309
  Professional fees                          4,916          59,262       64,178
  Other operating expenses                   1,235           9,295       10,530
  Credit for lease losses                   (1,640)        (58,766)     (60,406)
                                       -----------     -----------  -----------
                                            40,201         334,410      374,611
                                       -----------     -----------  -----------
Net loss                               $   (31,360)     $ (224,279) $  (255,639)
                                       ===========     ===========  ===========
Net loss - General Partner             $      (313)     $   (2,243) $    (2,556)
                                       ===========     ===========  ===========
Net loss - Limited Partners            $   (31,047)     $ (222,036) $  (253,083)
                                       ===========     ===========  ===========
Net loss per limited
  partnership unit                     $     (4.03)     $    (4.39)
                                       ===========     ===========
Weighted average number of limited
  partnership units outstanding              7,699          50,535
                                       ===========     ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                  (Unaudited)

                                       Liquidating     Continuing
                                         Limited        Limited
                                         Partners       Partners       Total
                                       -----------     -----------  -----------

Revenue:
  Lease income                         $       939      $  126,379  $   127,318
  Interest income                            7,317          58,337       65,654
                                       -----------     -----------  -----------
                                             8,256         184,716      192,972
                                       -----------     -----------  -----------
Expenses:
  General Partner's expense
    reimbursement                           39,020         366,128      405,148
  Professional fees                         29,542         200,860      230,402
  Other operating expenses                   1,813          12,485       14,298
  Credit for lease losses                   (2,823)        (82,528)     (85,351)
                                       -----------     -----------  -----------
                                            67,552         496,945      564,497
                                       -----------     -----------  -----------
Net loss                               $   (59,296)     $ (312,229) $  (371,525)
                                       ===========     ===========  ===========
Net loss - General Partner             $      (593)     $   (3,122) $    (3,715)
                                       ===========     ===========  ===========
Net loss - Limited Partners            $   (58,703)     $ (309,107) $  (367,810)
                                       ===========     ===========  ===========
Net loss per limited
   partnership unit                    $     (7.62)     $    (6.12)
                                       ===========     ===========
Weighted average number of limited
   partnership units outstanding             7,699          50,535
                                       ===========     ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)

                                             Liquidating   Continuing
                                General        Limited       Limited        Total
                                Partners'     Partners'     Partners'      Partners'
                                 Equity        Equity        Equity         Equity
                               -----------   -----------   -----------   -----------
Balance, December 31, 1998*    $        -    $   407,432   $ 3,771,757   $ 4,179,189

  Distributions to partners             -        (91,851)     (886,021)     (977,872)
  Net loss                         (2,556)       (31,047)     (222,036)     (255,639)
  Allocation of General
    Partner's Equity                2,556           (313)       (2,243)            -
                               -----------   -----------   -----------   -----------
Balance, September 30, 1999    $        -    $   284,221   $ 2,661,457   $ 2,945,678
                               ===========   ===========   ===========   ===========

* Balances are net of $20,484 and $249,709 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.






                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                  (Unaudited)

                                       Liquidating     Continuing
                                         Limited        Limited
                                         Partners       Partners       Total
                                       -----------     -----------  -----------
Cash flows from operating activities:
  Net loss                             $   (31,360)    $  (224,279) $ (255,639)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (1,640)        (58,766)    (60,406)
    Changes in assets and liabilities:
      Judgment receivable, net               5,136          33,717      38,853
      Accounts payable and
        accrued expenses                    (2,186)        (17,529)    (19,715)
      Lessee rental deposits                  (892)         (5,856)     (6,748)
                                       -----------     -----------  -----------
                                           (30,942)       (272,713)   (303,655)
                                       -----------     -----------  -----------
Cash flows from investing activities:
  Principal collections on leases            1,640         430,133     431,773
                                       -----------     -----------  -----------
Cash flows from financing activities:
  Distributions to Limited Partners        (91,851)       (886,021)   (977,872)
                                       -----------     -----------  -----------
Net decrease in cash and
  cash equivalents                        (121,153)       (728,601)   (849,754)
Cash and cash equivalents:
  Beginning of year                        325,257       2,604,451   2,929,708
                                       -----------     -----------  -----------
  End of third quarter                 $   204,104     $ 1,875,850  $2,079,954
                                       ===========     ===========  ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                  (Unaudited)

                                       Liquidating     Continuing
                                         Limited        Limited
                                         Partners       Partners       Total
                                       -----------     -----------  -----------

Cash flows from operating activities:
  Net loss                             $   (59,296)    $  (312,229) $  (371,525)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (2,127)        (77,960)     (80,087)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (419)         (6,970)      (7,389)
      Lessee rental deposits                  (135)        (18,552)     (18,687)
                                       -----------     -----------  -----------
                                           (61,977)       (415,711)    (477,688)
                                       -----------     -----------  -----------
Cash flows from investing activities:
  Principal collections on leases            5,539         596,842      602,381
                                       -----------     -----------  -----------

Net increase (decrease) in cash and
  cash equivalents                         (56,438)        181,131      124,693
Cash and cash equivalents:
  Beginning of year                        294,408       1,585,082    1,879,490
                                       -----------     -----------  -----------
  End of third quarter                 $   237,970     $ 1,766,213  $ 2,004,183
                                       ===========     ===========  ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through September 30, 1999. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $850,000 to $2,080,000 at September 30, 1999 from $2,930,000 at December 31, 1998. This decrease is primarily due to the distribution paid to Limited Partners of $978,000 (see below) and by cash used in operations of $304,000, partially offset by cash receipts from collections on leases of $432,000.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by September 2000. The general partner expects that the building will be sold sometime during 2000. The proceeds will be included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the

Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2000 or early 2001.

Results of Operations

The Partnership had net losses of $90,000 and $256,000 for the three and nine months ended September 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $90,000 and $372,000 for the three and nine months ended September 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1999 and 1998 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 1999 was higher than 1998 because of higher average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the three and nine months ended September 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November 1999.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant



        By: /s/DONALD D. TORISKY
            -----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.




        By: /s/ROBERT P. SCHAEN
            -----------------------------
            Robert P. Schaen
            Vice-Chairman and Chief Financial Officer,
            Lease Resolution Corporation,
            General Partner of
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