Form 10-K405
period 1999-12-31
DATRONIC FINANCE INCOME FUND I LP
filed 2000-03-28
CIK 870255

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-21276

                      DATRONIC FINANCE INCOME FUND I, L.P.
             (Exact name of Registrant as specified in its charter)


              Delaware                                  36-3744792
          ---------------------                   ----------------
             State or other                       (I.R.S. Employer
             jurisdiction of                      Identification No.)
             incorporation or
             organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois          60173
-------------------------------------------------------        ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
     NONE                                            NONE

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

As more fully described in Part II, Item 8, Notes 1 and 4, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp. ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P.("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement (the "Settlement") was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers. In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership.

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

The Partnership has no employees. LRC, the General Partner, employed 21 persons at December 31, 1999 all of whom attend to the operations of the Datronic Partnerships.

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

As of March 13, 2000, the records of the Partnership show 1,533 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Notes 6 and 9 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1999, 1998, 1997, 1996, and 1995 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                       For the years ended December 31,
                                 -----------------------------------------
                                 1999      1998     1997       1996      1995
                                 ----      ----     ----       ----      ----

Total revenue                  $   158   $   536   $   381   $    659  $  1,177

Total expenses                     525       789       761      2,067     2,000
                               -------   -------   -------   --------  --------

Net loss                       $  (367)  $  (253)  $  (380)  $ (1,408) $   (823)
                               =======   =======   =======   ========  ========

Net loss
 per Unit

 Class A                       $ (5.75)  $ (5.29)  $ (9.37)  $ (25.07) $ (13.64)
                               =======   =======   =======   ========  ========
 Class B                       $ (6.32)  $ (4.15)  $ (6.03)  $ (23.76) $ (14.05)
                               =======   =======   =======   ========  ========
 Class C                       $ (6.32)  $ (4.15)  $ (6.03)  $ (23.76) $ (14.05)
                               =======   =======   =======   ========  ========

Distributions per Unit
 (per year)

 Class A                       $ 11.93   $  -      $   -     $    -    $   4.20
                               =======   =======   =======   ========  ========
 Class B                       $ 17.51   $  -      $ 15.44   $  30.26  $  56.00
                               =======   =======   =======   ========  ========
 Class C                       $ 34.38   $  -      $ 12.21   $  28.78  $  56.00
                               =======   =======   =======   ========  ========

Weighted average number
 of Units outstanding

 Class A                         7,699     7,699     7,699      7,699     7,699
                               =======   =======   =======   ========   =======
 Class B                        50,475    50,475    50,475     50,475    50,475
                               =======   =======   =======   ========   =======
 Class C                            60        60        60         60        60
                               =======   =======   =======   ========   =======

Balance Sheet Data
 (in thousands, except
  for unit amounts)
                                              As of December 31,
                                 ---------------------------------------------
                                 1999      1998      1997      1996       1995
                                 ----      ----      ----      ----       ----

Total assets                   $ 2,845   $ 4,220   $ 4,516    $ 5,857   $ 9,003
                               =======   =======   =======    =======   =======

Total liabilities              $    11   $    41   $    84    $   262   $   450
                               =======   =======   =======    =======   =======

Partners' equity               $ 2,834   $ 4,179   $ 4,432    $ 5,595   $ 8,553
                               =======   =======   =======    =======   =======

Book value per Unit

  Class A                      $ 37.89   $ 55.57   $ 60.86    $ 70.23   $ 95.30
                               =======   =======   =======    =======   =======
  Class B                      $ 55.72   $ 79.57   $ 83.72    $105.18   $159.18
                               =======   =======   =======    =======   =======
  Class C                      $ 65.12   $ 86.96   $ 92.44    $113.90   $167.90
                               =======   =======   =======    =======   =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $367,000 in 1999 in the aggregate for all classes of partners. This compares to aggregate net losses in 1998 and 1997 of $253,000 and $381,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1999 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1999. This trend will continue as the Partnership liquidates its remaining leases.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received during 1998 in connection with the resolution of litigation against its former accountants. See Note 7 to the Partnership's financial statements included in Item 8.

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

Interest income:
Interest income for all three years includes earnings on invested cash balances. Interest income for 1999 was higher than 1998 and 1997 due to higher average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement represents payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership. See Note 9 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 7 to the Partnership's financial statements included in Item 8. The 1998 and 1997 amounts reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered. The decrease in 1999 fees reflects the fact that all major litigation was conducted during 1998 and only incidental matters remained in 1999.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease loss:
These credits reflect recoveries of previously reserved balances.

Credit for loss on Diverted and other assets:
This credit represents the Partnership's share of any changes in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 4 to the Partnership's financial statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership cash and cash equivalents decreased by $901,000 to $2,029,000 at December 31, 1999 from $2,930,000 at
December 31, 1998. This decrease is primarily due to a distribution paid to Limited Partners of $978,000 (see below) and cash used in operations of $425,000 partially offset by cash receipts from collections on leases of $502,000.

The General Partner has declared an additional distribution totaling $1.26 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and proceeds from the sale of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by September 2000. The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $402,000 (see Note 4 to the Partnership's financial statements included in Item 8). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. During 1999, LRC completed installation and implementation of new accounting and related software that is fully capable of meeting the operating requirements of the Partnership in the year 2000. The ongoing use of this software since December 31, 1999 has confirmed that it is Year 2000 compliant. In addition, the Partnership's banks have advised LRC that they are also Year 2000 compliant. The Partnership has experienced no Year 2000 problems with the banks' computer systems

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   Page(s)
Audited Financial Statements:

         Independent Auditors' Report                               10-11

         Balance Sheets
             In Total for All Classes
             of Limited Partners at December 31,
             1999 and 1998                                             12

             By Class of Limited Partner
               December 31, 1999                                       13

               December 31, 1998                                       14

         Statements of Revenue and Expenses
             In Total for All Classes of Limited Partners
             for the years ended December 31,
             1999, 1998 and 1997                                       15

             By Class of Limited Partner for the years ended
               December 31, 1999                                       16

               December 31, 1998                                       17

               December 31, 1997                                       18

         Statements of Changes in Partners' Equity
             for the years ended December 31,
             1999, 1998, and 1997                                      19

         Statements of Cash Flows
             In Total for All Classes of Limited Partners
             for the years ended December 31,
             1999, 1998 and 1997                                       20

             By Class of Limited Partner for the years ended
               December 31, 1999                                       21

               December 31, 1998                                       22

               December 31, 1997                                       23

         Notes to Financial Statements                               24-34

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Finance Income Fund I, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC FINANCE INCOME FUND I, L.P. ("the Partnership") as of December 31, 1999 and 1998 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1999 and 1998, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1999 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 9 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

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

Chicago, Illinois
March 14, 2000

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                     December 31,
                                            ------------------------------
                                                1999               1998
                                                ----               ----

ASSETS

Cash and cash equivalents                   $ 2,028,712        $ 2,929,708
Judgment receivable, net                              -             38,853
Net investment in direct financing
  leases                                        199,057            633,563
Diverted and other assets, net                  617,681            617,681
Datronic assets, net                                  -                  -
                                            -----------        -----------
                                            $ 2,845,450        $ 4,219,805
                                            ===========        ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $     3,221        $    22,879
Lessee rental deposits                            8,007             17,737
                                            -----------        -----------
     Total liabilities                           11,228             40,616

Total partners' equity                        2,834,222          4,179,189
                                            -----------        -----------
                                            $ 2,845,450        $ 4,219,805
                                            ===========        ===========






                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNERS


                                                   December 31, 1999
                                        ----------------------------------------

                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partners      Partners        Total
                                        -----------   ------------   -----------
ASSETS

Cash and cash equivalents               $ 190,285      $ 1,838,427   $ 2,028,712
Net investment in direct financing
  leases                                        -          199,057       199,057
Diverted and other assets, net             81,657          536,024       617,681
Datronic assets, net                            -                -             -
                                        ----------     -----------   -----------
                                        $ 271,942      $ 2,573,508   $ 2,845,450
                                        ==========     ===========   ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      43      $     3,178   $     3,221
Lessee rental deposits                      1,059            6,948         8,007
                                        ----------     -----------   -----------
     Total liabilities                      1,102           10,126        11,228

Total partners' equity                    270,840        2,563,382     2,834,222
                                        ----------     -----------   -----------
                                        $ 271,942      $ 2,573,508   $ 2,845,450
                                        ==========     ===========   ===========













                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNERS


                                                   December 31, 1998
                                        ----------------------------------------
                                        Liquidating    Continuing
                                          Limited       Limited
                                         Partners       Partners        Total
                                        -----------   ------------   -----------
ASSETS

Cash and cash equivalents               $ 325,257     $ 2,604,451    $ 2,929,708
Judgment receivable, net                    5,136          33,717         38,853
Net investment in direct financing
  leases                                        -         633,563        633,563
Diverted and other assets, net             81,657         536,024        617,681
Datronic assets, net                            -               -              -
                                        ---------     -----------    -----------
                                        $ 412,050     $ 3,807,755    $ 4,219,805
                                        =========     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $   2,273     $    20,606    $    22,879
Lessee rental deposits                      2,345          15,392         17,737
                                        ---------     -----------    -----------
     Total liabilities                      4,618          35,998         40,616

Total partners' equity                    407,432       3,771,757      4,179,189
                                        ---------     -----------    -----------
                                        $ 412,050     $ 3,807,755    $ 4,219,805
                                        =========     ===========    ===========










                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                         For the years ended December 31,
                                     -------------------------------------

                                        1999           1998         1997
                                        ----           ----         ----
Revenue:
  Lease income                       $   51,846    $  149,342   $  311,239
  Litigation proceeds                         -       222,122            -
  Recovery of Datronic assets                 -        76,500            -
  Interest income                       105,985        88,593       69,525
                                     ----------    ----------   ----------

                                        157,831       536,557      380,764
                                     ----------    ----------   ----------

Expenses:
  General Partner's expense
    reimbursement                       497,407       543,940      597,112
  Professional fees - litigation          3,463       206,693      109,850
  Professional fees - other              76,419       110,405      132,837
  Other operating expenses               15,043        25,503       22,124
  Credit for lease losses               (67,406)      (97,153)           -
  Credit for loss on
    Diverted and other assets                 -             -     (100,548)
                                     ----------    ----------   ----------
                                        524,926       789,388      761,375
                                     ----------    ----------   ----------
Net loss                             $ (367,095)   $ (252,831)  $ (380,611)
                                     ==========    ==========   ==========
Net loss  - General Partner          $   (3,671)   $   (2,528)  $   (3,807)
                                     ==========    ==========   ==========
Net loss - Limited Partners          $ (363,424)   $ (250,303)  $ (376,804)
                                     ==========    ==========   ==========








                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNERS
                      For the year ended December 31, 1999



                                        Liquidating  Continuing
                                          Limited     Limited
                                          Partners    Partners        Total
                                        -----------  ----------    ----------
Revenue:
  Lease income                          $     753    $   51,093    $   51,846
  Interest income                          11,838        94,147       105,985
                                        ---------    ----------    ----------

                                           12,591       145,240       157,831
                                        ---------    ----------    ----------

Expenses:
  General Partner's expense
    reimbursement                          50,540       446,867       497,407
  Professional fees - litigation              458         3,005         3,463
  Professional fees - other                 6,147        70,272        76,419
  Other operating expenses                  1,827        13,216        15,043
  Credit for lease losses                  (1,640)      (65,766)      (67,406)
                                        ---------    ----------    ----------
                                           57,332       467,594       524,926
                                        ---------    ----------    ----------
Net loss                                $ (44,741)   $ (322,354)   $ (367,095)
                                        =========    ==========    ==========
Net loss - General Partner              $    (447)   $   (3,224)   $   (3,671)
                                        =========    ==========    ==========
Net loss - Limited Partners             $ (44,294)   $ (319,130)   $ (363,424)
                                        =========    ==========    ==========
Net loss per limited
  partnership unit                      $   (5.75)   $    (6.32)
                                        =========    ==========
Weighted average number of limited
  partnership units outstanding             7,699        50,535
                                        =========    ==========








                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNERS
                      For the year ended December 31, 1998



                                        Liquidating   Continuing
                                         Limited       Limited
                                         Partners      Partners        Total
                                        -----------   ----------    ----------

Revenue:
  Lease income                          $     939     $  148,403    $  149,342
  Litigation proceeds                      29,365        192,757       222,122
  Recovery of Datronic assets              10,113         66,387        76,500
  Interest income                          10,086         78,507        88,593
                                        ---------     ----------    ----------
                                           50,503        486,054       536,557
                                        ---------     ----------    ----------
Expenses:
  General Partner's expense
    reimbursement                          52,279        491,661       543,940
  Professional fees - litigation           27,325        179,368       206,693
  Professional fees - other                13,101         97,304       110,405
  Other operating expenses                  3,293         22,210        25,503
  Credit for lease losses                  (4,383)       (92,770)      (97,153)
                                        ---------     ----------    ----------
                                           91,615        697,773       789,388
                                        ---------     ----------    ----------
Net loss                                $ (41,112)    $ (211,719)   $ (252,831)
                                        =========     ==========    ==========
Net loss - General Partner              $    (411)    $   (2,117)   $   (2,528)
                                        =========     ==========    ==========
Net loss - Limited Partners             $ (40,701)    $ (209,602)   $ (250,303)
                                        =========     ==========    ==========
Net loss per limited
   partnership unit                     $   (5.29)    $    (4.15)
                                        =========     ==========
Weighted average number of limited
   partnership units outstanding            7,699         50,535
                                        =========     ==========






                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNERS
                      For the year ended December 31, 1997



                                        Liquidating  Continuing
                                          Limited      Limited
                                         Partners     Partners        Total
                                        -----------  -----------    ----------
Revenue:
  Lease income                          $   1,100    $  310,139     $  311,239
  Interest income                           6,961        62,564         69,525
                                        ---------    ----------     ----------

                                            8,061       372,703        380,764
                                        ---------    ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                          61,792       535,320        597,112
  Professional fees - litigation           14,522        95,328        109,850
  Professional fees - other                15,128       117,709        132,837
  Other operating expenses                  2,769        19,355         22,124
  Credit for loss on
    Diverted and other assets             (13,293)      (87,255)      (100,548)
                                        ---------    ----------     ----------
                                           80,918       680,457        761,375
                                        ---------    ----------     ----------
Net loss                                $ (72,857)   $ (307,754)    $ (380,611)
                                        =========    ==========     ==========
Net loss - General Partner              $    (729)   $   (3,078)    $   (3,807)
                                        =========    ==========     ==========
Net loss - Limited Partners             $ (72,128)   $ (304,676)    $ (376,804)
                                        =========    ==========     ==========
Net loss per limited
  partnership unit                      $   (9.37)   $    (6.03)
                                        =========    ==========
Weighted average number of limited
  partnership units outstanding             7,699        50,535
                                        =========    ==========





                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1999



                                          Liquidating  Continuing
                               General      Limited      Limited      Total
                               Partners'   Partners'    Partners'    Partners'
                                Equity      Equity       Equity       Equity
                               --------   -----------  -----------  ----------

Balance, December 31, 1996     $   -      $ 521,401   $ 5,074,124  $ 5,595,525

  Distributions to partners     (2,895)        -         (779,999)    (782,894)
  Net loss                      (3,807)     (72,128)     (304,676)    (380,611)
  Allocation of General
    Partner's Equity             6,702         (729)       (5,973)      -
                               -------    ----------- -----------  -----------

Balance, December 31, 1997           -      448,544     3,983,476    4,432,020
                               -------    ----------- -----------  -----------

  Net loss                      (2,528)     (40,701)     (209,602)    (252,831)
  Allocation of General
    Partner's Equity             2,528         (411)       (2,117)           -
                               -------    ----------- -----------  -----------

Balance, December 31, 1998           -      407,432     3,771,757    4,179,189
                               -------    ----------- -----------  -----------

  Distributions to partners          -      (91,851)     (886,021)    (977,872)
  Net loss                      (3,671)     (44,294)     (319,130)    (367,095)
  Allocation of General
    Partner's Equity             3,671         (447)       (3,224)      -
                               -------    ---------   -----------  -----------

Balance, December 31, 1999     $   -      $ 270,840   $ 2,563,382  $ 2,834,222
                               =======    =========   ===========  ===========














                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                 For the years ended December 31,
                                                 --------------------------------

                                                 1999         1998           1997
                                                 ----         ----           ----
Cash flows from operating activities:
  Net loss                                  $  (367,095)   $ (252,831)   $ (380,611)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                     (67,406)      (97,153)        -
    Credit for loss on
      Diverted and other assets                   -             -          (100,548)
    Changes in assets and liabilities:
      Judgment receivable, net                   38,853       (38,853)        -
      Accounts payable and
        accrued expenses                        (19,658)        4,424       (44,968)
      Lessee rental deposits                     (9,730)      (47,298)     (133,060)
      Due from management
        company                                   -             -            37,353
                                            -----------  ------------   -----------
                                               (425,036)     (431,711)     (621,834)
                                            -----------  ------------   -----------
Cash flows from investing activities:
  Principal collections on leases               501,912       904,529     1,662,989
  Distribution of Diverted and other
    assets                                        -           577,400         -
                                            -----------  ------------   -----------
                                                501,912     1,481,929     1,662,989
                                            -----------  ------------   -----------
Cash flows from financing activities:
  Distributions to Limited Partners            (977,872)            -      (779,999)
  Distributions to General Partner                -             -            (2,895)
                                            -----------   -----------   -----------
                                               (977,872)            -      (782,894)
                                            -----------   -----------   -----------
Net increase (decrease) in cash
  and cash equivalents                         (900,996)    1,050,218       258,261
Cash and cash equivalents:
  Beginning of year                           2,929,708     1,879,490     1,621,229
                                            -----------   -----------   -----------
  End of year                               $ 2,028,712   $ 2,929,708   $ 1,879,490
                                            ===========   ===========   ===========








                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNERS
                      For the year ended December 31, 1999



                                             Liquidating   Continuing
                                               Limited      Limited
                                               Partners     Partners       Total
                                             -----------   ----------    ----------
Cash flows from operating activities:
  Net loss                                   $ (44,741)   $  (322,354)  $  (367,095)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                     (1,640)       (65,766)      (67,406)
    Changes in assets and liabilities:
      Judgment receivable, net                   5,136         33,717        38,853
      Accounts payable and
        accrued expenses                        (2,230)       (17,428)      (19,658)
      Lessee rental deposits                    (1,286)        (8,444)       (9,730)
                                             ---------    -----------   -----------
                                               (44,761)      (380,275)     (425,036)
                                             ---------    -----------   -----------
Cash flows from investing activities:
  Principal collections on leases                1,640        500,272       501,912
                                             ---------    -----------   -----------
                                                 1,640        500,272       501,912
                                             ---------    -----------   -----------
Cash flows from financing activities:
  Distributions to Limited Partners            (91,851)      (886,021)     (977,872)
                                             ---------    -----------   -----------
                                               (91,851)      (886,021)     (977,872)
                                             ---------    -----------   -----------
Net decrease in cash and
  cash equivalents                            (134,972)      (766,024)     (900,996)
Cash and cash equivalents:
  Beginning of year                            325,257      2,604,451     2,929,708
                                             ---------    -----------   -----------
  End of year                                $ 190,285    $ 1,838,427   $ 2,028,712
                                             =========    ===========   ===========










                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNERS
                      For the year ended December 31, 1998



                                          Liquidating  Continuing
                                            Limited      Limited
                                           Partners     Partners        Total
                                          -----------  ----------    -----------
[S]                                       [C]         [C]           [C]
Cash flows from operating activities:
  Net loss                                $ (41,112)  $  (211,719)  $  (252,831)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (4,383)      (92,770)      (97,153)
    Changes in assets and liabilities:
      Judgment receivable, net               (5,136)      (33,717)      (38,853)
      Accounts payable and
        accrued expenses                      1,076         3,348         4,424
      Lessee rental deposits                 (3,724)      (43,574)      (47,298)
                                          ---------   -----------   -----------
                                            (53,279)     (378,432)     (431,711)
                                          ---------   -----------   -----------
Cash flows from investing activities:
  Principal collections on leases             7,795       896,734       904,529
  Distribution of Diverted and other
    assets                                   76,333       501,067       577,400
                                          ---------   -----------   -----------
                                             84,128     1,397,801     1,481,929
                                          ---------   -----------   -----------
Net increase in cash and
  cash equivalents                           30,849     1,019,369     1,050,218
Cash and cash equivalents:
  Beginning of year                         294,408     1,585,082     1,879,490
                                          ---------   -----------   -----------
  End of year                             $ 325,257   $ 2,604,451   $ 2,929,708
                                          =========   ===========   ===========







                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNERS
                      For the year ended December 31, 1997


                                             Liquidating  Continuing
                                               Limited      Limited
                                              Partners     Partners        Total
                                             -----------  ----------     ----------
Cash flows from operating activities:
  Net loss                                   $ (72,857)  $  (307,754)   $  (380,611)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for loss on
      Diverted and other assets                (13,293)      (87,255)      (100,548)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (5,822)      (39,146)       (44,968)
      Lessee rental deposits                   (14,171)     (118,889)      (133,060)
      Due from management
        company                                  3,725        33,628         37,353
                                             ---------   -----------    -----------
                                              (102,418)     (519,416)      (621,834)
                                             ---------   -----------    -----------
Cash flows from investing activities:
  Principal collections on leases                8,672     1,654,317      1,662,989
                                             ---------   -----------    -----------
                                                 8,672     1,654,317      1,662,989
                                             ---------   -----------    -----------
Cash flows from financing activities:
  Distributions to Limited Partners                  -      (779,999)      (779,999)
  Distributions to General Partner                   -        (2,895)        (2,895)
                                             ---------   -----------    -----------
                                                     -      (782,894)      (782,894)
                                             ---------   -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                             (93,746)      352,007        258,261
Cash and cash equivalents:
  Beginning of year                            388,154     1,233,075      1,621,229
                                             ---------   -----------    -----------
  End of year                                $ 294,408   $ 1,585,082    $ 1,879,490
                                             =========   ===========    ===========





                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 9). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1999 and 1998, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1999 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1999, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $7.39 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note
5).

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1999 and 1998 are as follows:

                                               December 31, 1999
                                     --------------------------------------
                                     Liquidating  Continuing
                                       Limited      Limited
                                      Partners     Partners        Total
                                     -----------  -----------    ----------
Performing leases
  Minimum lease payments
    receivable                        $    -       $  121,255    $  121,255
  Unearned income                          -           (3,245)       (3,245)
                                      ---------    ----------    ----------
Total performing leases                    -          118,010       118,010
Non-performing leases                     3,550       668,078       671,628
                                      ---------    ----------    ----------
Net investment in direct
  financing leases before allowance       3,550       786,088       789,638
Allowance for lease losses               (3,550)     (587,031)     (590,581)
                                      ---------    ----------     ---------
Net investment in direct
  financing leases                    $    -       $  199,057    $  199,057
                                      =========    ==========    ==========

Billed and outstanding balances
  included in net investment
  in direct financing leases          $    -       $    1,590    $    1,590
                                      =========    ==========    ==========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                December 31, 1998
                                     --------------------------------------
                                     Liquidating   Continuing
                                       Limited       Limited
                                      Partners      Partners        Total
                                     -----------   -----------    ----------
Performing leases
  Minimum lease payments
    receivable                       $     -       $   573,995    $  573,995
  Unearned income                          -           (42,585)      (42,585)
                                     ----------    -----------    ----------
Total performing leases                    -           531,410       531,410
Non-performing leases                     5,190      1,079,797     1,084,987
                                     ----------    -----------    ----------
Net investment in direct
  financing leases before allowance       5,190      1,611,207     1,616,397
Allowance for lease losses               (5,190)      (977,644)     (982,834)
                                     ----------    -----------    ----------
Net investment in direct
  financing leases                   $     -       $   633,563    $  633,563
                                     ==========    ===========    ==========
Billed and outstanding balances
  included in net investment
  in direct financing leases         $     -       $    10,864    $   10,864
                                     ==========    ===========    ==========


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1997, 1998 and 1999 follows:


                                     Liquidating   Continuing
                                       Limited       Limited
                                       Partner       Partner        Total
                                     -----------   -----------    ----------
  Balance at December 31, 1996       $   12,468    $ 1,272,353    $1,284,821
  Write-offs                             (2,226)       (63,081)      (65,307)
                                     ----------    -----------    ----------

  Balance at December 31, 1997           10,242      1,209,272     1,219,514
  Recoveries                             (4,383)       (92,770)      (97,153)
  Write-offs                               (669)      (138,858)     (139,527)
                                     ----------    -----------    ----------

  Balance at December 31, 1998            5,190        977,644       982,834
  Recoveries                             (1,640)       (65,766)      (67,406)
  Write-offs                              -           (324,847)     (324,847)
                                     ----------    -----------    ----------

  Balance at December 31, 1999       $    3,550    $   587,031    $  590,581
                                     ==========    ===========    ==========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership leased equipment with lease terms generally ranging from two to five years. All remaining minimum payments are scheduled to be received on performing leases during 2000.

NOTE 4 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro rata interest in them. These assets are held by a nominee company. The Partnership has a 14.4% interest in these assets.

The Partnership's interest in these Diverted and other assets was recorded at its proportionate share of their estimated net realizable value as of March 1993, the date LRC was appointed general partner. Provisions for losses were recorded when it was determined that net realizable value of any of these assets had declined below its March 1993 value. Gains are recognized only when realized. Diverted and other assets recorded by the Partnership are reduced as it receives cash distributions from the nominee company. Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The remaining Diverted and other assets at December 31, 1999 had a net book value of $4.3 million (Partnership's share $618,000). These assets consisted of a seven-story office building in Schaumburg, Illinois ($2.8 million, Partnership's share $402,000) and $2.0 million of cash primarily generated by the operations of the building (Partnership's share $287,000), less a reserve for expenses for the liquidation of the nominee company ($500,000, Partnership's share $72,000).

Due to increased occupancy and rental rates since March 1993, the general partner believes that the fair market value of the office building exceeds its remaining net book value. The amount to be realized from the sale of the building, however, cannot be determined until it is sold, which is expected to occur sometime during 2000.

During March 2000, $1.5 million of cash (Partnership's share $215,000) was distributed from the nominee company to the Partnerships for distribution to the Limited Partners. During 1998, $4.0 million of cash (Partnership's share $577,000) was transferred from the nominee company. The Partnership's 1997 Statement of Revenue and Expenses includes a $101,000 realized gain on the disposal of a real estate limited partnership interest that was part of Diverted and other assets. This gain is included in "Credit for loss on Diverted and other assets".

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



NOTE 5 - DATRONIC ASSETS:

At December 31, 1999, Datronic Assets consisted of the Partnership's 10.2% interest in fully-reserved residual cash of $45,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (see Notes 1 and 2). Since then, all but $45,000 of the $1,732,000 (Partnership's share $177,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $76,500) during 1998. The $76,500 realized by the Partnership during 1998 was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $76,500 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $45,000 that may remain after payment of expenses will be distributed to the Partnerships in proportion to each Partnership's interest in the Datronic Assets.

NOTE 6 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1999 and 1997 were:

                   Class A         Class B        Class C
                   -------         -------        -------

        1999       $ 11.93         $ 17.51        $ 34.38
        1997       $   -           $ 15.44        $ 12.21

The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accountants (see Note 7).

No distributions were made in 1998.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership began its Liquidating Phase on October 1, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 9).

At December 31, 1999, 1998 and 1997, there were 7,699 Class A Units, 50,475 Class B Units, 60 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by Class from the Partnership's formation through December 31, 1999 are:

                              Funds            Cumulative
                             Raised           Distributions
                             ------           -------------

          Class A          $ 3,849,500        $ 2,570,043
          Class B           25,237,500         15,797,633
          Class C               30,000             19,364
                           -----------        -----------

          Total            $29,117,000        $18,387,040
                           ===========        ===========


NOTE 7 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross- claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933. As of December 31, 1996, the claims against the Partnerships' former accountants remained open.

During 1998, the claims against the Partnerships' former accountants were resolved. Weiss paid the Partnerships a total of $2.44 million in exchange for a release from all Partnership claims and dismissal of the class claims against it. After payment of $609,000 in contingent legal fees, $1.83 million of net proceeds were distributed to the Partnerships (the Partnership's share was $128,000).

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Also during 1998, a jury verdict found Price Waterhouse negligent in the conduct of their prior audits of the Partnerships and awarded damages of $739,300. After payment of $185,000 of contingent legal fees, $556,000 of net proceeds were distributed to the Partnerships in early 1999 (the Partnership's share was $39,000).

The gross proceeds from Weiss and Price are included in the 1998 Statement of Revenue and Expenses as "Litigation proceeds". The contingent legal fees are included in the Statement of Revenue and Expenses as part of "Professional fees-litigation".

OTHER CLAIMS

During 1994, a suit was filed on behalf of Datronic Partnerships XVII, XVIII, and XIX arising from their 1990 purchase of a lease portfolio. The suit alleged fraud and breach of contract against the original owner. During 1995, the U. S. District court for the Northern District of Illinois dismissed the claim for lack of jurisdiction. LRC, on behalf of the affected partnerships, re-filed the complaint in the Circuit Court of Cook County, Illinois in the amount of $5.5 million, plus punitive damages and interest. During 1999, the Circuit Court dismissed the complaint on the grounds that the re-filing constituted an unallowable second re-filing of the complaint. LRC has appealed this ruling and the appeal is pending in the Illinois Appellate Court.

The defendant filed a counterclaim against all of the Datronic Partnerships seeking damages in connection with a 1992 transaction. The counterclaim seeks damages for the defendant's fees, along with certain other damages. LRC believes the counterclaim is without merit and is vigorously defending it.

NOTE 8 - PARTNERSHIP MANAGEMENT:

LRC directly manages the day-to-day operations of the Datronic Partnerships. The cost of these services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 9) and are included in "General Partner's expense reimbursement".

General Partner's expense reimbursement for 1997, 1998 and 1999 also includes consulting fees paid to two of the principals of New Era Funding, the Partnership's management company prior to 1996. Each principal was paid $200,000 a year through March 31, 1999, when the

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



consulting agreements expired. These fees were allocated to each of the Partnerships based on relative level of services performed for each.

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

The following summarizes the total of all payments to LRC during the three years ended December 31, 1999:

                                            Year ended December 31,
                                      ----------------------------------
                                        1999         1998        1997
                                        ----         ----        ----

1% Distribution                       $     -     $     -     $   21,233
Expense Reimbursement in excess
   of the 1% Distribution              4,057,634   4,079,994   5,369,846
                                      ----------  ----------  ----------

Total                                 $4,057,634  $4,079,994  $5,391,079
                                      ==========  ==========  ==========


The Partnership's share of these payments were:


                                            Year ended December 31,
                                      ----------------------------------
                                        1999         1998        1997
                                        ----         ----        ----
1% Distribution                       $     -     $     -     $    2,895
Expense Reimbursement in excess
   of the 1% Distribution                497,407     543,940     597,112
                                      ----------  ----------  ----------
Total                                 $  497,407  $  543,940  $  600,007
                                      ==========  ==========  ==========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED



NOTE 10 - CONCENTRATION OF CREDIT RISK:

At December 31, 1999, there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

NOTE 11 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1999.

                                                 Liquidating   Continuing
                                      General      Limited      Limited
                                     Partners     Partners     Partners     Total
                                     --------    -----------   ----------  ---------
Net loss per accompanying
  statements                         $ (3,671)    $ (44,294)   $(319,130) $ (367,095)

Effect of leases treated as
  operating leases for tax
  purposes                             (5,965)      (78,071)    (512,454)   (596,490)
Effect of principal repayments
  treated as income for
  tax purposes                            (84)       (1,095)      (7,192)     (8,371)
Provision for recovery of
  Diverted and other assets             1,146        14,997       98,439     114,582
Provision for Class Counsel
  fees and expenses, net                 -           (7,496)     (49,146)    (56,642)

Other, net                                (67)         (670)      (6,000)     (6,737)
                                      -------     ---------    ---------   ---------
Loss for Federal income tax
  purposes in total                  $ (8,641)   $ (116,629)   $(795,483)  $(920,753)
                                     ========    ==========    =========   =========

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                Director
      Name                 Position and Office                   Since
-----------------      ---------------------------              -------

Donald D. Torisky      Chairman of the Board and
                       Chief Executive Officer                   12/92

Robert P. Schaen       Vice-Chairman of the Board and
                       Chief Financial Officer                   12/92

Arthur M. Mintz        Vice-Chairman of the Board and
                       General Counsel                           12/92

Donald D. Torisky, age 61, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 73, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 63, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1999 was as follows:

     Chairman of the
     Board and Chief                                      All Other
     Executive Officer               Salary            Compensation(b)
     -----------------               ------            ---------------

     Donald D. Torisky              $515,441              $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1999.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 12.26%.

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

(b) Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2000.


      DATRONIC FINANCE INCOME FUND I, L.P.

March 28, 2000   By: Lease Resolution Corporation,
                 General Partner


                 By:  /s/ Donald D. Torisky
                    --------------------------------------------
                      Donald D. Torisky
                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                               March 28, 2000
     ------------------------------
     Donald D. Torisky Chairman and
     Chief Executive Officer, Lease
     Resolution Corporation, General
     Partner of Datronic Finance Income
     Fund I, L.P.


By:   /s/ Robert P. Schaen                                March 28, 2000
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer, Lease
     Resolution Corporation, General
     Partner of Datronic Finance Income
     Fund I, L.P.


By:   /s/ Arthur M. Mintz                                 March 28, 2000
     ------------------------------
     Arthur M. Mintz Vice-Chairman
     and General Counsel, Lease
     Resolution Corporation, General
     Partner of Datronic Finance Income
     Fund I, L.P.

                                  EXHIBIT INDEX
                                  -------------

         EXHIBIT NO.              DESCRIPTION
         -----------              -----------

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.