Form 10-Q
period 2000-03-31
DATRONIC FINANCE INCOME FUND I LP
filed 2000-05-11
CIK 870255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                      -------------------------------------


For the Quarter Ended
    March 31, 2000                               Commission File Number  0-21276
---------------------                            -------------------------------



                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



    Delaware                                                  36-3744792
-----------------                                    ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                               Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
      Address of principal                               City, State, Zip Code
       executive offices

Registrant's telephone number:                              (847) 240-6200
                                                         --------------------


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

                      DATRONIC FINANCE INCOME FUND I, L.P.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2000 (unaudited)                                         3

      December 31, 1999                                                  4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2000                          5

      For the three months ended March 31, 1999                          6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2000
        (unaudited)                                                      7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2000                          8

      For the three months ended March 31, 1999                          9

    Notes to Financial Statements (unaudited)                           10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                         12

PART II - OTHER INFORMATION

Items 1-6.                                                              13
----------

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                 March 31, 2000
                                   (Unaudited)

                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                        ---------     -----------    ----------
ASSETS
Cash and cash equivalents               $ 193,929     $ 1,938,543    $ 2,132,472
Net investment in direct financing
  leases                                        -         125,124        125,124
Diverted and other assets, net             53,174         349,047        402,221
Datronic assets, net                            -               -              -
                                        ---------     -----------    -----------

                                        $ 247,103     $ 2,412,714    $ 2,659,817
                                        =========     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $     717     $     6,961    $     7,678
Lessee rental deposits                      1,041           6,836          7,877
                                        ---------     -----------    -----------

     Total liabilities                      1,758          13,797         15,555

Total partners' equity                    245,345       2,398,917      2,644,262
                                        ---------     -----------    -----------

                                        $ 247,103     $ 2,412,714    $ 2,659,817
                                        =========     ===========    ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                December 31, 1999



                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                        ---------     -----------    ----------
ASSETS

Cash and cash equivalents               $ 190,285     $ 1,838,427    $ 2,028,712
Net investment in direct financing
  leases                                        -         199,057        199,057
Diverted and other assets, net             81,657         536,024        617,681
Datronic assets, net                            -               -              -
                                        ---------     -----------    -----------

                                        $ 271,942     $ 2,573,508    $ 2,845,450
                                        =========     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      43     $     3,178    $     3,221
Lessee rental deposits                      1,059           6,948          8,007
                                        ---------     -----------    -----------

     Total liabilities                      1,102          10,126         11,228

Total partners' equity                    270,840       2,563,382      2,834,222
                                        ---------     -----------    -----------

                                        $ 271,942     $ 2,573,508    $ 2,845,450
                                        =========     ===========    ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                        ---------     -----------    ----------
Revenue:
  Lease income                          $     -       $    3,489     $    3,489
  Interest income                           2,435         21,309         23,744
                                        ---------     -----------    -----------

                                            2,435         24,798         27,233
                                        ---------     -----------    -----------

Expenses:
  General Partner's expense
    reimbursement                          26,039        178,188        204,227
  Professional fees                         1,500          7,491          8,991
  Other operating expenses                    391          3,584          3,975
  Credit for lease losses                       -              -              -
                                        ---------     -----------    -----------

                                           27,930        189,263        217,193
                                        ---------     -----------    -----------

Net loss                                $ (25,495)    $ (164,465)    $ (189,960)
                                        =========     ===========    ===========

Net loss - General Partner              $    (255)        (1,645)    $   (1,900)
                                        =========     ===========    ===========

Net loss - Limited Partners             $ (25,240)    $ (162,820)    $ (188,060)
                                        =========     ===========    ===========

Net loss per limited
  partnership unit                      $   (3.28)    $    (3.22)
                                        =========     ===========

Weighted average number of limited
  partnership units outstanding             7,699         50,535
                                        =========     ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                        ---------     -----------    ----------
Revenue:
  Lease income                          $     286     $   18,572     $   18,858
  Interest income                           3,440         25,754         29,194
                                        ---------     ----------     ----------

                                            3,726         44,326         48,052
                                        ---------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                          13,709        123,088        136,797
  Professional fees                         2,168         32,806         34,974
  Other operating expenses                    174          2,332          2,506
  Credit for lease losses                    (223)        (6,462)        (6,685)
                                        ---------     ----------     ----------

                                           15,828        151,764        167,592
                                        ---------     ----------     ----------

Net loss                                $ (12,102)    $ (107,438)    $ (119,540)
                                        =========     ==========     ==========

Net loss - General Partner              $    (121)    $   (1,074)    $   (1,195)
                                        =========     ==========     ==========

Net loss - Limited Partners             $ (11,981)    $ (106,364)    $ (118,345)
                                        =========     ==========     ==========

Net loss per limited
   partnership unit                     $   (1.56)    $    (2.10)
                                        =========     ==========

Weighted average number of limited
   partnership units outstanding            7,699         50,535
                                        =========     ==========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)



                                                      Liquidating    Continuing
                                         General        Limited        Limited          Total
                                        Partner's      Partners'      Partners'       Partners'
                                          Equity         Equity         Equity          Equity
                                        ---------     -----------    -----------     -----------
Balance, December 31, 1999*             $    -        $ 270,840      $ 2,563,382     $ 2,834,222

  Net loss                                 (1,900)      (25,240)        (162,820)       (189,960)
  Allocation of General
    Partner's Equity                        1,900          (255)          (1,645)           -
                                        ---------     -----------    -----------     -----------

Balance, March 31, 2000                 $    -        $ 245,345      $ 2,398,917     $ 2,644,262
                                        =========     ===========    ===========     ===========


* Balances are net of $20,931 and $252,933 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                        ---------     -----------    ----------
Cash flows from operating activities:
  Net loss                              $ (25,495)    $  (164,465)   $  (189,960)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      674           3,783          4,457
      Lessee rental deposits                  (18)           (112)          (130)
                                        ---------    ------------    -----------
                                          (24,839)       (160,794)      (185,633)
                                        ----------    -----------    -----------

Cash flows from investing activities:
  Distribution of Diverted and other
    assets                                 28,483         186,977        215,460
  Principal collections on leases               -          73,933         73,933
                                        ---------     -----------    -----------
                                           28,483         260,910        289,393
                                        ---------     -----------    -----------

Net increase in cash and
  cash equivalents                          3,644         100,116        103,760
Cash and cash equivalents:
  Beginning of year                       190,285       1,838,427      2,028,712
                                        ---------     -----------    -----------
  End of first quarter                  $ 193,929     $ 1,938,543    $ 2,132,472
                                        =========     ===========    ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners      Partners         Total
                                        ---------     -----------    ----------
Cash flows from operating activities:
  Net loss                              $ (12,102)    $  (107,438)   $  (119,540)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (223)         (6,462)        (6,685)
    Changes in assets and liabilities:
      Judgement receivable, net             5,136          33,717         38,853
      Accounts payable and
        accrued expenses                   (1,531)        (12,753)       (14,284)
      Lessee rental deposits                 (383)         (2,513)        (2,896)
                                        ---------     -----------    -----------
                                           (9,103)        (95,449)      (104,552)
                                        ---------     -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             223         151,328        151,551
                                        ---------     -----------    -----------


Net increase (decrease) in cash and
  cash equivalents                         (8,880)         55,879         46,999
Cash and cash equivalents:
  Beginning of year                       325,257       2,604,451      2,929,708
                                        ---------     -----------    -----------
  End of first quarter                  $ 316,377     $ 2,660,330    $ 2,976,707
                                        =========     ===========    ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                 --------------
                                   (Unaudited)


NOTE 1 - ORGANIZATION:
----------------------

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 21, 1990 for the purpose of leasing both high- and low-technology equipment. See Notes 4, 7 and 9 to the Partnership's financial statements included in the 1999 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992, and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1999 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1999 Form 10-K.

PART I
------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through March 31, 2000. The discussion and analysis of results of operations is for the three month period ended March 31, 2000 as compared to the corresponding period in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents increased by $104,000 to $2,133,000 at March 31, 2000 from $2,029,000 at December 31, 1999. This increase is primarily due to cash used in operations of $186,000, partially offset by cash receipts from collections on leases of $74,000 and a distribution of Diverted and other assets of $216,000.

The General Partner has declared an additional distribution totaling $1.26 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to the Limited Partners based on their proportionate shares of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by September 2000. The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $402,000 (see Note 4 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations
---------------------

The Partnership had a net loss of $190,000 for the three months ended March 31, 2000 in the aggregate for all classes of partners. This compares to a net loss of $120,000 for the three months ended March 31, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three month period ended March 31, 2000 and 1999 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because the $978,000 cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses represent expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in the first quarter 2000 expenses are $88,000 of insurance premiums associated with the final wrap up of Partnership affairs and its ultimate liquidation and dissolution.

Professional fees:
Professional fees for the three months ended March 31, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit reflects recovery of previously reserved amounts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1999 Form 10-K for a discussion of material legal proceedings involving the Partnership.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
-------------

See Exhibit Index.

(b)  Reports on Form 8-K
------------------------

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2000.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant



        By: /s/DONALD D. TORISKY
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.




        By: /s/JEFFREY T. MCREYNOLDS
            Jeffrey T. McReynolds
            Vice President and Controller,
            (principal accounting and financial officer)
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.

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