Form 10-Q
period 2000-06-30
DATRONIC FINANCE INCOME FUND I LP
filed 2000-08-14
CIK 870255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                          ----------------------------



For the Quarter Ended
    June 30, 2000                                Commission File Number  0-21276
---------------------                            -------------------------------



                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)



    Delaware                                                 36-3744792
-----------------                                 ----------------------------
  State or other                                   IRS Employer Identification
  jurisdiction of                                            Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
  Address of principal                                 City, State, Zip Code
  executive offices

Registrant's telephone number:                            (847) 240-6200
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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000




PART I - FINANCIAL INFORMATION
Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2000 (unaudited)                                           3

      December 31, 1999                                                   4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2000                            5

      For the three months ended June 30, 1999                            6

      For the six months ended June 30, 2000                              7

      For the six months ended June 30, 1999                              8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2000
        (unaudited)                                                       9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2000                             10

      For the six months ended June 30, 1999                             11

    Notes to Financial Statements (unaudited)                            12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                          15

PART II - OTHER INFORMATION

Items 1-6.                                                               16

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)

                                                        Liquidating         Continuing
                                                          Limited             Limited
                                                        Partners             Partners               Total
                                                 -----------------    ------------------    -----------------
ASSETS

Cash and cash equivalents                          $       83,894       $       736,928       $      820,822
Net investment in direct financing
  leases                                                        -                77,468               77,468
Diverted and other assets, net                             53,174               349,047              402,221
Datronic assets, net                                            -                     -                    -
                                                 -----------------    ------------------    -----------------

                                                   $      137,068       $     1,163,443       $    1,300,511
                                                 =================    ==================    =================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                         $          139       $         4,044       $        4,183
Lessee rental deposits                                        754                 4,952                5,706
                                                 -----------------    ------------------    -----------------

     Total liabilities                                        893                 8,996                9,889

Total partners' equity                                    136,175             1,154,447            1,290,622
                                                 -----------------    ------------------    -----------------

                                                   $      137,068       $     1,163,443       $    1,300,511
                                                 =================    ==================    =================






                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                December 31, 1999

                                                        Liquidating         Continuing
                                                          Limited             Limited
                                                        Partners             Partners               Total
                                                 -----------------    ------------------    -----------------
ASSETS

Cash and cash equivalents                               $ 190,285           $ 1,838,427          $ 2,028,712
Net investment in direct financing
  leases                                                        -               199,057              199,057
Diverted and other assets, net                             81,657               536,024              617,681
Datronic assets, net                                            -                     -                    -
                                                 -----------------    ------------------    -----------------

                                                        $ 271,942           $ 2,573,508          $ 2,845,450
                                                 =================    ==================    =================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                              $      43           $     3,178          $     3,221
Lessee rental deposits                                      1,059                 6,948                8,007
                                                 -----------------    ------------------    -----------------

     Total liabilities                                      1,102                10,126               11,228

Total partners' equity                                    270,840             2,563,382            2,834,222
                                                 -----------------    ------------------    -----------------

                                                        $ 271,942           $ 2,573,508          $ 2,845,450
                                                 =================    ==================    =================





                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                       Liquidating    Continuing
                                         Limited        Limited
                                         Partners       Partners        Total
                                       -----------    ----------      ---------
Revenue:
  Lease income                          $    --        $  15,896      $  15,896
  Interest income                           2,318         22,420         24,738
                                        ---------      ---------      ---------

                                            2,318         38,316         40,634
                                        ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                          16,791        102,657        119,448
  Professional fees                         1,510         10,569         12,079
  Other operating expenses                    968          6,351          7,319
  Credit for lease losses                     (10)        (7,069)        (7,079)
                                        ---------      ---------      ---------

                                           19,259        112,508        131,767
                                        ---------      ---------      ---------

Net loss                                $ (16,941)     $ (74,192)     $ (91,133)
                                        =========      =========      =========

Net loss - General Partner              $    (169)     $    (742)     $    (911)
                                        =========      =========      =========

Net loss - Limited Partners             $ (16,772)     $ (73,450)     $ (90,222)
                                        =========      =========      =========

Net loss per limited
  partnership unit                      $   (2.18)     $   (1.45)
                                        =========      =========

Weighted average number of limited
  partnership units outstanding             7,699         50,535
                                        =========      =========

                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)

                                        Liquidating    Continuing
                                         Limited        Limited
                                         Partners       Partners        Total
                                        -----------    ----------     ---------
Revenue:
  Lease income                          $     467      $  15,854      $  16,321
  Interest income                           2,125         18,751         20,876
                                        ---------      ---------      ---------

                                            2,592         34,605         37,197
                                        ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                          10,287         94,135        104,422
  Professional fees                         1,630         16,327         17,957
  Other operating expenses                    733          4,816          5,549
  Credit for lease losses                  (1,108)       (43,275)       (44,383)
                                        ---------      ---------      ---------

                                           11,542         72,003         83,545
                                        ---------      ---------      ---------

Net loss                                $  (8,950)     $ (37,398)     $ (46,348)
                                        =========      =========      =========

Net loss - General Partner              $     (89)     $    (374)     $    (463)
                                        =========      =========      =========

Net loss - Limited Partners             $  (8,861)     $ (37,024)     $ (45,885)
                                        =========      =========      =========

Net loss per limited
   partnership unit                     $   (1.15)     $   (0.73)
                                        =========      =========

Weighted average number of limited
   partnership units outstanding            7,699         50,535
                                        =========      =========

                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)

                                        Liquidating    Continuing
                                         Limited        Limited
                                         Partners       Partners        Total
                                        -----------    ----------     ---------
Revenue:
  Lease income                          $    --        $  19,385      $  19,385
  Interest income                           4,753         43,729         48,482
                                        ---------      ---------      ---------

                                            4,753         63,114         67,867
                                        ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                          42,830        280,845        323,675
  Professional fees                         3,010         18,060         21,070
  Other operating expenses                  1,359          9,935         11,294
  Credit for lease losses                     (10)        (7,069)        (7,079)
                                        ---------      ---------      ---------

                                           47,189        301,771        348,960
                                        ---------      ---------      ---------

Net loss                                $ (42,436)     $(238,657)     $(281,093)
                                        =========      =========      =========

Net loss - General Partner              $    (424)     $  (2,387)     $  (2,811)
                                        =========      =========      =========

Net loss - Limited Partners             $ (42,012)     $(236,270)     $(278,282)
                                        =========      =========      =========

Net loss per limited
  partnership unit                      $   (5.46)     $   (4.68)
                                        =========      =========

Weighted average number of limited
  partnership units outstanding             7,699         50,535
                                        =========      =========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)

                                        Liquidating    Continuing
                                         Limited        Limited
                                         Partners       Partners        Total
                                        -----------    ----------     ---------
Revenue:
  Lease income                          $     753      $  34,426      $  35,179
  Interest income                           5,565         44,505         50,070
                                        ---------      ---------      ---------

                                            6,318         78,931         85,249
                                        ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                          23,996        217,223        241,219
  Professional fees                         3,798         49,133         52,931
  Other operating expenses                    907          7,148          8,055
  Credit for lease losses                  (1,331)       (49,737)       (51,068)
                                        ---------      ---------      ---------

                                           27,370        223,767        251,137
                                        ---------      ---------      ---------

Net loss                                $ (21,052)     $(144,836)     $(165,888)
                                        =========      =========      =========

Net loss - General Partner              $    (211)     $  (1,448)     $  (1,659)
                                        =========      =========      =========

Net loss - Limited Partners             $ (20,841)     $(143,388)     $(164,229)
                                        =========      =========      =========

Net loss per limited
   partnership unit                     $   (2.71)     $   (2.84)
                                        =========      =========

Weighted average number of limited
   partnership units outstanding            7,699         50,535
                                        =========      =========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                                          Liquidating           Continuing
                                      General               Limited               Limited                Total
                                      Partner's             Partners'            Partners'             Partners'
                                       Equity                Equity               Equity                 Equity
                                    -----------           -----------          ------------           -----------
Balance, December 31, 1999*         $      --             $   270,840           $ 2,563,382           $ 2,834,222

  Distributions to partners                --                 (92,229)           (1,170,278)           (1,262,507)
  Net loss                               (2,811)              (42,012)             (236,270)             (281,093)
  Allocation of General
    Partner's Equity                      2,811                  (424)               (2,387)                 --
                                    -----------           -----------           -----------           -----------

Balance, June 30, 2000              $      --             $   136,175           $ 1,154,447           $ 1,290,622
                                    ===========           ===========           ===========           ===========


* Balances are net of $20,931 and $252,933 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                                          Liquidating         Continuing
                                                            Limited            Limited
                                                            Partners          Partners                Total
                                                    ------------------- ------------------  -----------------
Cash flows from operating activities:
  Net loss                                                  $ (42,436)       $  (238,657)        $  (281,093)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                                       (10)            (7,069)             (7,079)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                           96                866                 962
      Lessee rental deposits                                     (305)            (1,996)             (2,301)
                                                    ------------------  -----------------   -----------------
                                                              (42,655)          (246,856)           (289,511)
                                                    ------------------  -----------------   -----------------

Cash flows from investing activities:
  Principal collections on leases                                  10            128,658             128,668
  Distribution of Diverted and other
    assets                                                     28,483            186,977             215,460
                                                    ------------------  -----------------   -----------------
                                                               28,493            315,635             344,128
                                                    ------------------  -----------------   -----------------

Cash flows from financing activities:
  Distributions to Limited Partners                           (92,229)        (1,170,278)         (1,262,507)
                                                    ------------------  -----------------   -----------------

Net decrease in cash and
  cash equivalents                                           (106,391)        (1,101,499)         (1,207,890)
Cash and cash equivalents:
  Beginning of year                                           190,285          1,838,427           2,028,712
                                                    ------------------  -----------------   -----------------
  End of second quarter                                     $  83,894        $   736,928         $   820,822
                                                    ==================  =================   =================


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)

                                                            Liquidating       Continuing
                                                               Limited         Limited
                                                               Partners       Partners                Total
                                                    ------------------- ------------------  -----------------
Cash flows from operating activities:
  Net loss                                                  $ (21,052)       $  (144,836)        $  (165,888)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                                    (1,331)           (49,737)            (51,068)
    Changes in assets and liabilities:
      Judgment receivable, net                                  5,136             33,717              38,853
      Accounts payable and
        accrued expenses                                       (2,224)           (18,381)            (20,605)
      Lessee rental deposits                                     (892)            (5,856)             (6,748)
                                                    ------------------  -----------------   -----------------
                                                              (20,363)          (185,093)           (205,456)
                                                    ------------------  -----------------   -----------------

Cash flows from investing activities:
  Principal collections on leases                               1,331            280,352             281,683
                                                    ------------------  -----------------   -----------------

Cash flows from financing activities:
  Distributions to Limited Partners                           (91,851)          (886,021)           (977,872)
                                                    ------------------  -----------------   -----------------

Net increase (decrease) in cash and
  cash equivalents                                           (110,883)          (790,762)           (901,645)
Cash and cash equivalents:
  Beginning of year                                           325,257          2,604,451           2,929,708
                                                    ------------------  -----------------   -----------------
  End of second quarter                                     $ 214,374        $ 1,813,689         $ 2,028,063
                                                    ==================  =================   =================

                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTION:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $1,170,000 and $92,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among Limited Partners based on each Partners' proportionate share of total partner's capital attributable to their Class.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through June 30, 2000. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,208,000 to $821,000 at June 30, 2000 from $2,029,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,263,000 (see below) and by cash used in operations of $290,000, partially offset by cash receipts from collections on leases of $129,000 and a distribution of Diverted and other assets of $216,000.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $1,170,000 and $92,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among Limited Partners based on each Partners' proportionate share of total partner's capital attributable to their Class.

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

Results of Operations

The Partnership had net losses of $91,000 and $281,000 for the three and six months ended June 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $46,000 and $166,000 for the three and six months ended June 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three month period ended March 31, 2000 and 1999 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income decreased for the six month period ended June 30, 2000 and increased for the three month period ended June 30, 2000 as compared to the corresponding periods in 1999. The decrease for the six months resulted from lower average invested cash balances, partially offset by an increase in interest rates. The increase for the three months resulted from higher average invested cash balances because of the Diverted Asset proceeds received in mid-March, as well as an increase in interest rates.







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

Professional fees:
Professional fees for the six months ended June 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.





            DATRONIC FINANCE INCOME FUND I, L.P.
            Registrant



        By: /s/DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation,
            General Partner of
            Datronic Finance Income Fund I, L.P.




        By: /s/JEFFREY T. MCREYNOLDS
            -----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            Lease Resolution Corporation, General Partner of
            Datronic Finance Income Fund I, L.P.

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.