Form 10-Q
period 2000-09-30
DATRONIC FINANCE INCOME FUND I LP
filed 2000-11-14
CIK 870255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                              --------------------



For the Quarter Ended
  September 30, 2000                          Commission File Number  0-21276
---------------------                         -------------------------------


                     DATRONIC FINANCE INCOME FUND I, L.P.
                     ------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                             36-3744792
  ----------------                                ---------------------------
  State or other                                  IRS Employer Identification
  jurisdiction of                                             Number
  incorporation or
  organization


1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  --------------------------
  Address of principal                                City, State, Zip Code
  executive offices

Registrant's telephone number: (847) 240-6200
                              ----------------



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

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 2000 (unaudited)                                         3

      December 31, 1999                                                      4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 2000                          5

      For the three months ended September 30, 1999                          6

      For the nine months ended September 30, 2000                           7

      For the nine months ended September 30, 1999                           8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 2000
        (unaudited)                                                          9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 2000                          10

      For the nine months ended September 30, 1999                          11

    Notes to Financial Statements (unaudited)                               12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                             15

PART II - OTHER INFORMATION

Items 1-6.                                                                  16

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited       Limited
                                       Partners      Partners        Total
                                      -----------   -----------   -----------
ASSETS
------

Cash and cash equivalents             $    71,693   $   681,323   $   753,016
Net investment in direct financing
  leases                                        -         8,683         8,683
Diverted and other assets, net             53,174       349,047       402,221
Datronic assets, net                            -             -             -
                                      -----------   -----------   -----------
                                      $   124,867   $ 1,039,053   $ 1,163,920
                                      ===========   ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $       176   $     4,679   $     4,855
Lessee rental deposits                        719         4,720         5,439
                                      -----------   -----------   -----------

     Total liabilities                        895         9,399        10,294

Total partners' equity                    123,972     1,029,654     1,153,626
                                      -----------   -----------   -----------
                                      $   124,867   $ 1,039,053   $ 1,163,920
                                      ===========   ===========   ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                      Liquidating   Continuing
                                        Limited       Limited
                                       Partners      Partners        Total
                                      -----------   -----------   -----------
ASSETS
------

Cash and cash equivalents             $   190,285   $ 1,838,427   $ 2,028,712
Net investment in direct financing
  leases                                        -       199,057       199,057
Diverted and other assets, net             81,657       536,024       617,681
Datronic assets, net                            -             -             -
                                      -----------   -----------   -----------
                                      $   271,942   $ 2,573,508   $ 2,845,450
                                      ===========   ===========   ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                            $        43   $     3,178   $     3,221
Lessee rental deposits                      1,059         6,948         8,007
                                      -----------   -----------   -----------
     Total liabilities                      1,102        10,126        11,228

Total partners' equity                    270,840     2,563,382     2,834,222
                                      -----------   -----------   -----------
                                      $   271,942   $ 2,573,508   $ 2,845,450
                                      ===========   ===========   ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited       Limited
                                       Partners      Partners        Total
                                      -----------   -----------   -----------
Revenue:
  Lease income                        $         -   $     3,533   $     3,533
  Interest income                             109         8,095         8,204
                                      -----------   -----------   -----------
                                              109        11,628        11,737
                                      -----------   -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                          11,610        76,215        87,825
  Professional fees                           525         4,784         5,309
  Other operating expenses                    186         1,222         1,408
  Provision (credit) for lease losses          (9)       54,200        54,191
                                      -----------   -----------   -----------
                                           12,312       136,421       148,733
                                      -----------   -----------   -----------

Net loss                              $   (12,203)  $  (124,793)  $  (136,996)
                                      ===========   ===========   ===========

Net loss - General Partner            $      (122)  $    (1,248)  $    (1,370)
                                      ===========   ===========   ===========

Net loss - Limited Partners           $   (12,081)  $  (123,545)  $  (135,626)
                                      ===========   ===========   ===========

Net loss per limited
  partnership unit                    $     (1.57)  $     (2.44)
                                      ===========   ===========

Weighted average number of limited
  partnership units outstanding             7,699        50,535
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
                                      ===========   ===========




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited       Limited
                                       Partners      Partners        Total
                                      -----------   -----------   -----------
Revenue:
  Lease income                        $         -   $    22,918   $    22,918
  Interest income                           4,862        51,824        56,686
                                      -----------   -----------   -----------

                                            4,862        74,742        79,604
                                      -----------   -----------   -----------

Expenses:
  General Partner's expense
    reimbursement                          54,440       357,060       411,500
  Professional fees                         3,535        22,844        26,379
  Other operating expenses                  1,545        11,157        12,702
  Provision (credit) for lease losses         (19)       47,131        47,112
                                      -----------   -----------   -----------
                                           59,501       438,192       497,693
                                      -----------   -----------   -----------

Net loss                              $   (54,639)  $  (363,450)  $  (418,089)
                                      ===========   ===========   ====-======

Net loss - General Partner            $      (546)  $    (3,635)  $    (4,181)
                                      ===========   ===========   ===========

Net loss - Limited Partners           $   (54,093)  $  (359,815)  $  (413,908)
                                      ===========   ===========   ===========

Net loss per limited
  partnership unit                    $     (7.03)  $     (7.12)
                                      ===========   ===========

Weighted average number of limited
  partnership units outstanding             7,699        50,535
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
                                      ===========   ===========



                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                                    Liquidating    Continuing
                                        General       Limited       Limited       Total
                                       Partner's     Partner's     Partner's     Partner's
                                        Equity        Equity        Equity         Equity
                                      -----------   -----------   -----------   -----------
Balance, December 31, 1999*           $         -   $   270,840   $ 2,563,382   $ 2,834,222

  Distributions to partners                     -       (92,229)   (1,170,278)   (1,262,507)
  Net loss                                 (4,181)      (54,093)     (359,815)     (418,089)
  Allocation of General
    Partner's Equity                        4,181          (546)       (3,635)            -
                                      -----------   -----------   -----------   -----------
Balance, September 30, 2000           $         -   $   123,972   $ 1,029,654   $ 1,153,626
                                      ===========   ===========   ===========   ===========



* Balances are net of $20,931 and $252,933 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)

                                      Liquidating   Continuing
                                        Limited       Limited
                                       Partners      Partners        Total
                                      -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                            $   (54,639)  $  (363,450)  $  (418,089)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for
      lease losses                            (19)       47,131        47,112
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      133         1,501         1,634
      Lessee rental deposits                 (340)       (2,228)       (2,568)
                                      -----------   -----------   -----------
                                          (54,865)     (317,046)     (371,911)
                                      -----------   -----------   -----------

Cash flows from investing activities:
  Principal collections on leases              19       143,243       143,262
  Distribution of Diverted and other
     assets                                28,483       186,977       215,460
                                      -----------   -----------   -----------
                                           28,502       330,220       358,722
                                      -----------   -----------   -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (92,229)   (1,170,278)   (1,262,507)
                                      -----------   -----------   -----------

Net decrease in cash and
  cash equivalents                       (118,592)   (1,157,104)   (1,275,696)
Cash and cash equivalents:
  Beginning of year                       190,285     1,838,427     2,028,712
                                      -----------   -----------   -----------
  End of third quarter                $    71,693   $   681,323   $   753,016
                                      ===========   ===========   ===========





                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                   (Unaudited)

                                      Liquidating   Continuing
                                        Limited       Limited
                                       Partners      Partners        Total
                                      -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                            $   (31,360)  $  (224,279)  $  (255,639)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                (1,640)      (58,766)      (60,406)
    Changes in assets and liabilities:
      Judgment receivable, net              5,136        33,717        38,853
      Accounts payable and
        accrued expenses                   (2,186)      (17,529)      (19,715)
      Lessee rental deposits                 (892)       (5,856)        6,748)
                                      -----------   -----------   -----------
                                          (30,942)     (272,713)     (303,655)
                                      -----------   -----------   -----------

Cash flows from investing activities:
  Principal collections on leases           1,640       430,133       431,773
                                      -----------   -----------   -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (91,851)     (886,021)     (977,872)
                                      -----------   -----------   -----------

Net decrease in cash and
  cash equivalents                       (121,153)     (728,601)     (849,754)
Cash and cash equivalents:
  Beginning of year                       325,257     2,604,451     2,929,708
                                      -----------   -----------   -----------
  End of third quarter                $   204,104   $ 1,875,850   $ 2,079,954
                                      ===========   ===========   ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - LIMITED PARTNERSHIP DISTRIBUTION:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $1,170,000 and $92,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among Limited Partners based on each Partners' proportionate share of total partners capital attributable to their Class.

NOTE 2 - LITIGATION

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from the other defendants in the Ventre action and the appraised value of the Schaumburg office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building. During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through September 30, 2000. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,276,000 to $753,000 at September 30, 2000 from $2,029,000 at
December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,263,000 (see below) and by cash used in operations of $372,000, partially offset by cash receipts from collections on leases of $143,000 and a distribution of Diverted and other assets of $216,000.

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

The Partnership's principal sources of future liquidity are expected to come from cash-on-hand and proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). In addition, nominal amounts are expected to be collected under payment plan arrangements reached with delinquent lessees. The General partner expects that the building will be sold during the first quarter of 2001 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $402,000 (see Note 4 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. An appraisal received during the third quarter 2000 indicates that the building's value has increased substantially over its book value.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had net losses of $137,000 and $418,000 for the three and nine months ended September 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $90,000 and $256,000 for the three and nine months ended September 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three month period ended March 31, 2000 and 1999 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. As of September 2000 the Partnership no longer has an active lease portfolio. However, it does have $368,000 of fully reserved balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because of lower average invested cash balances partially offset by increased interest rates.

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

Professional fees:
Professional fees for the nine months ended September 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:
This provision reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio partially offset by lease collections in excess of previously reserved balances.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2000.





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