Form 10-K405
period 2000-12-31
DATRONIC FINANCE INCOME FUND I LP
filed 2001-03-30
CIK 870255

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-21276

                      DATRONIC FINANCE INCOME FUND I, L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware                                       36-3744792
            --------                                       ----------
         State or other                                 (I.R.S. Employer
        jurisdiction of                                Identification No.)
        incorporation or
          organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois        60173
-------------------------------------------------------        -----
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

In 1992, a class action lawsuit was filed against the original general partner of the Partnership alleging misappropriation of $13.3 million from this and six other partnerships. Pursuant to a partial settlement of that lawsuit, on March 4, 1993, Lease Resolution Corporation ("LRC") was appointed general partner of this and five of the other affected partnerships (collectively, the Datronic Partnerships). The assets purchased with the misappropriated funds (Diverted Assets) were recovered for the benefit of the affected partnerships and LRC has been managing and liquidating these assets since March 4, 1993.

The Partnership was originally formed to invest in a variety of finance leases. Since October 1, 1996, the Partnership has been in its Liquidating Phase, which means that, as of that date, it ceased acquiring additional finance leases and has been liquidating its lease portfolio and other assets in an orderly manner.

As of December 31, 2000, the principal assets of the Partnership consisted of a 14.4% interest in the remaining Diverted Assets (the Southwick office building, a seven-story structure located in Schaumburg, Illinois along with $1.4 million of cash generated primarily from building operations), fully reserved delinquent leases, and cash. The building is listed for sale for $15.5 million. While the actual amount to be realized from the sale cannot be determined until it is sold, the Partnership will realize a substantial gain. The general partner, LRC, is also exploring the sale of the remaining leases.

The sale of the non-cash assets is expected to be completed by mid-2001, at which time the general partner intends to implement the final liquidation and dissolution of this and the other Datronic Partnerships. The liquidation and dissolution process will include the following major activities:

- Transfer the net proceeds from the sale of the Southwick office building, as well as cash available from building operations, to the Partnerships.

-    Liquidate all known Partnership liabilities.

- Transfer $217,000 to the general partner to pay for post-dissolution activities. These activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete such other tasks as are necessary to conclude the Partnership's affairs.

- Fund a $140,000 reserve to provide for any unasserted claims that might arise from operations or the final wrap up of the Partnership.

-    Distribute all remaining cash to the Limited Partners.

The general partner expects that the distribution to Limited Partners will occur in mid-2001 and post-dissolution activities will be completed by the end of 2001.

Since the Partnership is entering its final liquidation and dissolution stage, information about industry segments, geographic regions, raw materials, seasonality, sources and availability of leases, backlog and competition is not relevant or material to an understanding of the Partnership's future activity.

The Partnership has no employees. LRC, the General Partner, employed 16 persons at December 31, 2000 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

The Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Effective April 1, 2001, this space will be reduced to 8,000 square feet.

LRC occupies approximately 3,800 square feet of office space in the Southwick office building which is located in Schaumburg, Illinois (see Part II, Item 8,
Note 4).

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

As of March 20, 2001, the records of the Partnership show 1,534 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Note 6 for a discussion of classes of limited partners and distributions paid to limited partners.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2000, 1999, 1998, 1997, and 1996 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                       For the years ended December 31,
                               ----------------------------------------------------------------------------
                                 2000             1999             1998             1997             1996
                               --------         --------         --------         --------         --------
Total revenue                  $     85         $    158         $    536         $    381         $    659

Total expenses                      785              525              789              761            2,067
                               --------         --------         --------         --------         --------

Net loss                       $   (700)        $   (367)        $   (253)        $   (380)        $ (1,408)
                               ========         ========         ========         ========         ========

Net loss
 per Unit

 Class A                       $ (11.87)        $  (5.75)        $  (5.29)        $  (9.37)        $ (25.07)
                               ========         ========         ========         ========         ========
 Class B                       $ (11.90)        $  (6.32)        $  (4.15)        $  (6.03)        $ (23.76)
                               ========         ========         ========         ========         ========
 Class C                       $ (11.90)        $  (6.32)        $  (4.15)        $  (6.03)        $ (23.76)
                               ========         ========         ========         ========         ========

Distributions per Unit
 (per year)

 Class A                       $  11.98         $  11.93         $   --           $   --           $   --
                               ========         ========         ========         ========         ========
 Class B                       $  23.15         $  17.51         $   --           $  15.44         $  30.26
                               ========         ========         ========         ========         ========
 Class C                       $  33.55         $  34.38         $   --           $  12.21         $  28.78
                               ========         ========         ========         ========         ========

Weighted average number
 of Units outstanding

 Class A                          7,699            7,699            7,699            7,699            7,699
                               ========         ========         ========         ========         ========
 Class B                         50,475           50,475           50,475           50,475           50,475
                               ========         ========         ========         ========         ========
 Class C                             60               60               60               60               60
                               ========         ========         ========         ========         ========

Balance Sheet Data
 (in thousands, except
  for unit amounts)

                                                        As of December 31,
                           -----------------------------------------------------------------------------
                             2000              1999             1998             1997             1996
                           ---------        ---------        ---------        ---------        ---------
Total assets               $   1,096        $   2,845        $   4,220        $   4,516        $   5,857
                           =========        =========        =========        =========        =========

Total liabilities          $     224        $      11        $      41        $      84        $     262
                           =========        =========        =========        =========        =========

Partners' equity           $     872        $   2,834        $   4,179        $   4,432        $   5,595
                           =========        =========        =========        =========        =========

Book value per Unit

  Class A                  $   14.04        $   37.89        $   55.57        $   60.86        $   70.23
                           =========        =========        =========        =========        =========
  Class B                  $   20.67        $   55.72        $   79.57        $   83.72        $  105.18
                           =========        =========        =========        =========        =========
  Class C                  $   28.06        $   65.12        $   86.96        $   92.44        $  113.90
                           =========        =========        =========        =========        =========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $700,000 in 2000 in the aggregate for all classes of partners. This compares to aggregate net losses in 1999 and 1998 of $367,000 and $253,000, respectively. The 2000 net loss includes a $217,000 provision for post-dissolution expenses which are discussed below. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since March 4, 1993. Liquidating Limited Partners do not participate in the post-March 4, 1993 investment activities. Significant factors affecting overall operating results for the three years ended December 31, 2000 include the following:

Lease income:
Since October 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 2000. As of September 2000 the Partnership no longer has an active lease portfolio. However, it does have $341,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income. These remaining leases are expected to be disposed of in bulk during the first half of 2001.

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

Interest income:
Interest income for all three years includes earnings on invested cash balances. Interest income is declining because the cash distributions paid to Limited Partners of $1.3 million in June 2000 and $978,000 in April 1999 reduced average invested cash balances.





General Partner's expense reimbursement:
General Partner's expense reimbursement represents payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in 2000 expenses is $88,000 of insurance premiums associated with the wrap up the Partnership affairs and its final dissolution. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation, which is described in Note 7 to the Partnership's financial statements included in Item 8. The 1998 amount reflects fees paid in connection with the litigation against the Partnership's former accountants. The decrease after 1998 reflects the fact that all major litigation was concluded during 1998 and only incidental matters remained.

Professional fees - other:
Professional fees - other for the three years ended December 31, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:
These provisions (credits) reflect the assessment of the potential losses inherent in the lease portfolio and any recoveries of previously reserved balances.

Provision for post-dissolution expenses:
The general partner expects to dissolve the Partnership by mid-2001 and, accordingly, the Partnership has recorded a $217,000 provision for post-dissolution expenses in the 2000 Statement of Revenues and Expenses. This provision is an estimate of the costs to be incurred as a direct consequence of the final dissolution process. (See Note 8 to the Partnership's financial statements included in Item 8.) The general partner expects that the Partnership will be dissolved in mid-2001 and that post-dissolution activities will be concluded by the end of 2001.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and provide funding for the post-dissolution activities of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,339,000 to $690,000 at December 31, 2000 from $2,029,000 at December 31,
1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,263,000 (see below) and by cash used in operations of $441,000, partially offset by $149,000 of cash from leases and $216,000 from a distribution of Diverted assets.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $1,170,000 and $92,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 4 to the Partnership's financial statements included in Item 8). The Partnership's 14.4% interest in the Southwick office building is carried at $402,000. The building is currently listed for sale with an asking price of $15.5 million. While the actual amount to be realized from the sale of the building cannot be determined until it is sold, the Partnership will realize a substantial gain. The general partner expects the building to be sold during the second quarter 2001.

After all of the Partnership's assets have been converted to cash, such cash will be disbursed as follows:

-    Liquidate all known Partnership liabilities.

- Transfer $217,000 to the general partner to pay for post-dissolution activities. These activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete such other tasks as are necessary to conclude the Partnership's affairs.

- Fund a $140,000 reserve to provide for any unasserted claims that might arise from operations or the final wrap up of the Partnership.

-    Distribute all remaining cash to the Limited Partners.



At such time as the appropriate statutes-of-limitation have expired, any remaining portion of the $140,000 reserve, will be returned to the investors who are Limited Partners of record on the date the Partnership is dissolved. This is not expected to occur for several years.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Financial Statements:                                            Page(s)
                                                                         -------
      Independent Auditors' Report                                        11-12

      Balance Sheets
            In Total for All Classes
            of Limited Partners at December 31,
            2000 and 1999                                                   13

            By Class of Limited Partner
              December 31, 2000                                             14

              December 31, 1999                                             15

      Statements of Revenue and Expenses
            In Total for All Classes of Limited Partners
            for the years ended December 31,
            2000, 1999 and 1998                                             16

            By Class of Limited Partner for the years ended
              December 31, 2000                                             17

              December 31, 1999                                             18

              December 31, 1998                                             19

      Statements of Changes in Partners' Equity
            for the years ended December 31,
            2000, 1999 and 1998                                             20

      Statements of Cash Flows
            In Total for All Classes of Limited Partners
            for the years ended December 31,
            2000, 1999 and 1998                                             21

            By Class of Limited Partner for the years ended
              December 31, 2000                                             22

              December 31, 1999                                             23

              December 31, 1998                                             24

      Notes to Financial Statements                                        25-31

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Finance Income Fund I, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC FINANCE INCOME FUND I, L.P. ("the Partnership") as of December 31, 2000 and 1999 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2000 and 1999, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 2000 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As discussed in Note 1, the Partnership has been in its Liquidating Phase since 1996. The general partner of the Partnership expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved.



Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 26, 2001

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                               December 31,
                                                       ----------------------------
                                                            2000            1999
                                                            ----            ----
ASSETS

Cash and cash equivalents                               $  689,956       $2,028,712
Residual lease balances                                      3,620          199,057
Diverted assets, net                                       402,221          617,681
Other assets, net                                                -                -
                                                        ----------       ----------
                                                        $1,095,797       $2,845,450
                                                        ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                                 $ 4,561          $ 3,221
Lessee rental deposits                                       2,238            8,007
Accrued post-dissolution
  expenses                                                 217,000                -
                                                        ----------       ----------
     Total liabilities                                     223,799           11,228
Total partners' equity                                     871,998        2,834,222
                                                        ----------       ----------
                                                        $1,095,797       $2,845,450
                                                        ==========       ==========



                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                     December 31, 2000
                                       -----------------------------------------------
                                       Liquidating       Continuing
                                         Limited           Limited
                                         Partners          Partners            Total
                                         --------          --------            -----
ASSETS

Cash and cash equivalents               $   62,345        $  627,611        $  689,956
Residual lease balances                         --             3,620             3,620
Diverted assets, net                        53,174           349,047           402,221
Other assets, net                               --                --                --
                                        ----------        ----------        ----------
                                        $  115,519        $  980,278        $1,095,797
                                        ==========        ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      269        $    4,292        $    4,561
Lessee rental deposits                         296             1,942             2,238
Accrued post-dissolution
  expenses                                  28,687           188,313           217,000
                                        ----------        ----------        ----------
     Total liabilities                      29,252           194,547           223,799

Total partners' equity                      86,267           785,731           871,998
                                        ----------        ----------        ----------
                                        $  115,519        $  980,278        $1,095,797
                                        ==========        ==========        ==========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER

                                                               December 31, 1999
                                               ---------------------------------------------
                                       Liquidating       Continuing
                                         Limited           Limited
                                         Partners          Partners           Total
                                         --------          --------           -----
ASSETS

Cash and cash equivalents               $  190,285        $1,838,427        $2,028,712
Residual lease balances                         --           199,057           199,057
Diverted assets, net                        81,657           536,024           617,681
Other assets, net                               --                --                --
                                        ----------        ----------        ----------
                                        $  271,942        $2,573,508        $2,845,450
                                        ==========        ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $       43        $    3,178        $    3,221
Lessee rental deposits                       1,059             6,948             8,007
                                        ----------        ----------        ----------
     Total liabilities                       1,102            10,126            11,228

Total partners' equity                     270,840         2,563,382         2,834,222
                                        ----------        ----------        ----------
                                        $  271,942        $2,573,508        $2,845,450
                                        ==========        ==========        ==========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                           For the years ended December 31,
                                              ---------------------------------------------------
                                                 2000                 1999                 1998
                                                 ----                 ----                 ----
Revenue:
  Lease income                                $  23,518            $  51,846            $ 149,342
  Litigation proceeds                                --                   --              222,122
  Recovery of Datronic assets                        --                   --               76,500
  Interest income                                61,332              105,985               88,593
                                              ---------            ---------            ---------
                                                 84,850              157,831              536,557
                                              ---------            ---------            ---------
Expenses:
  General Partner's expense
    reimbursement                               475,159              497,407              543,940
  Professional fees - litigation                     --                3,463              206,693
  Professional fees - other                      31,364               76,419              110,405
  Other operating expenses                       15,012               15,043               25,503
  Provision (credit) for lease
    losses                                       46,032              (67,406)             (97,153)
  Provision for post-dissolution
     expenses                                   217,000                   --                   --
                                              ---------            ---------            ---------
                                                784,567              524,926              789,388
                                              ---------            ---------            ---------
Net loss                                      $(699,717)           $(367,095)           $(252,831)
                                              =========            =========            =========
Net loss  - General Partner                   $  (6,997)           $  (3,671)           $  (2,528)
                                              =========            =========            =========
Net loss - Limited Partners                   $(692,720)           $(363,424)           $(250,303)
                                              =========            =========            =========


                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000

                                            Liquidating          Continuing
                                             Limited              Limited
                                             Partners             Partners               Total
                                             --------             --------               -----
Revenue:
  Lease income                               $     --            $  23,518            $  23,518
  Interest income                               5,112               56,220               61,332
                                             --------            ---------            ---------
                                                5,112               79,738               84,850
                                             --------            ---------            ---------
Expenses:
  General Partner's expense
    reimbursement                              62,872              412,287              475,159
  Professional fees - other                     4,074               27,290               31,364
  Other operating expenses                      1,850               13,162               15,012
  Provision (credit) for lease
    losses                                        (27)              46,059               46,032
  Provision for post-dissolution
     expenses                                  28,687              188,313              217,000
                                             --------            ---------            ---------
                                               97,456              687,111              784,567
                                             --------            ---------            ---------
Net loss                                     $(92,344)           $(607,373)           $(699,717)
                                             ========            =========            =========
Net loss - General Partner                   $   (923)           $  (6,074)           $  (6,997)
                                             ========            =========            =========
Net loss - Limited Partners                  $(91,421)           $(601,299)           $(692,720)
                                             ========            =========            =========
Net loss per limited
  partnership unit                           $ (11.87)           $  (11.90)
                                             ========            =========
Weighted average number of limited
  partnership units outstanding                 7,699               50,535
                                             ========            =========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                                Liquidating       Continuing
                                                 Limited           Limited
                                                 Partners          Partners            Total
                                                 --------          --------            -----
Revenue:
  Lease income                                   $    753         $  51,093         $  51,846
  Interest income                                  11,838            94,147           105,985
                                                 --------         ---------         ---------
                                                   12,591           145,240           157,831
                                                 --------         ---------         ---------
Expenses:
  General Partner's expense
    reimbursement                                  50,540           446,867           497,407
  Professional fees - litigation                      458             3,005             3,463
  Professional fees - other                         6,147            70,272            76,419
  Other operating expenses                          1,827            13,216            15,043
  Credit for lease losses                          (1,640)          (65,766)          (67,406)
                                                 --------         ---------         ---------
                                                   57,332           467,594           524,926
                                                 --------         ---------         ---------
Net loss                                         $(44,741)        $(322,354)        $(367,095)
                                                 ========         =========         =========
Net loss - General Partner                       $   (447)        $  (3,224)        $  (3,671)
                                                 ========         =========         =========
Net loss - Limited Partners                      $(44,294)        $(319,130)        $(363,424)
                                                 ========         =========         =========
Net loss per limited
   partnership unit                              $  (5.75)        $   (6.32)
                                                 ========         =========
Weighted average number of limited
   partnership units outstanding                     7,699           50,535
                                                 =========        =========



                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                              Liquidating        Continuing
                                                Limited           Limited
                                               Partners           Partners            Total
                                               --------           --------            -----
Revenue:
  Lease income                                 $    939          $ 148,403          $ 149,342
  Litigation proceeds                            29,365            192,757            222,122
  Recovery of Datronic assets                    10,113             66,387             76,500
  Interest income                                10,086             78,507             88,593
                                               --------          ---------          ---------
                                                 50,503            486,054            536,557
                                               --------          ---------          ---------
Expenses:
  General Partner's expense
    reimbursement                                52,279            491,661            543,940
  Professional fees - litigation                 27,325            179,368            206,693
  Professional fees - other                      13,101             97,304            110,405
  Other operating expenses                        3,293             22,210             25,503
  Credit for lease losses                        (4,383)           (92,770)           (97,153)
                                               --------          ---------          ---------
                                                 91,615            697,773            789,388
                                               --------          ---------          ---------
Net loss                                       $(41,112)         $(211,719)         $(252,831)
                                               ========          =========          =========
Net loss - General Partner                     $   (411)         $  (2,117)         $  (2,528)
                                               ========          =========          =========
Net loss - Limited Partners                    $(40,701)         $(209,602)         $(250,303)
                                               ========          =========          =========
Net loss per limited
  partnership unit                             $  (5.29)         $   (4.15)
                                               ========          =========
Weighted average number of limited
  partnership units outstanding                   7,699              50,535
                                               ========          ==========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the three years ended December 31, 2000


                                                           Liquidating         Continuing
                                          General            Limited            Limited               Total
                                          Partner's          Partners'          Partners'            Partners'
                                          Equity              Equity             Equity               Equity
                                          ------              ------             ------               ------
Balance, December 31, 1997                $    --           $ 448,544          $ 3,983,476         $ 4,432,020

  Net loss                                 (2,528)            (40,701)            (209,602)           (252,831)
  Allocation of General
    Partner's Equity                        2,528                (411)              (2,117)                 --
                                           ------           ---------          -----------         -----------
Balance, December 31, 1998                     --             407,432            3,771,757           4,179,189
                                           ------           ---------          -----------         -----------
  Distributions to partners                    --             (91,851)            (886,021)           (977,872)
  Net loss                                 (3,671)            (44,294)            (319,130)           (367,095)
  Allocation of General
    Partner's Equity                        3,671                (447)              (3,224)                 --
                                           ------           ---------          -----------         -----------
Balance, December 31, 1999                     --             270,840            2,563,382           2,834,222
                                           ------           ---------          -----------         -----------
  Distributions to partners                    --             (92,229)          (1,170,278)         (1,262,507)
  Net loss                                 (6,997)            (91,421)            (601,299)           (699,717)
  Allocation of General
    Partner's Equity                        6,997                (923)              (6,074)                 --
                                           ------           ---------          -----------         -----------
Balance, December 31, 2000                 $   --           $  86,267          $   785,731         $   871,998
                                           ======           =========          ===========         ===========


                See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                        For the years ended December 31,
                                              ---------------------------------------------------
                                                     2000                1999                1998
                                              -----------         -----------         -----------
Cash flows from operating activities:
  Net loss                                    $  (699,717)        $  (367,095)        $  (252,831)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
      losses                                       46,032             (67,406)            (97,153)
    Provision for post-dissolution
      expenses                                    217,000                  --                  --
    Changes in assets and liabilities:
      Judgment receivable, net                         --              38,853             (38,853)
      Accounts payable and
        accrued expenses                            1,340             (19,658)              4,424
      Lessee rental deposits                       (5,769)             (9,730)            (47,298)
                                              -----------         -----------         -----------
                                                 (441,114)           (425,036)           (431,711)
                                              -----------         -----------         -----------
Cash flows from investing activities:
  Principal collections on leases                 149,405             501,912             904,529
  Distribution of Diverted and other
    assets                                        215,460                  --             577,400
                                              -----------         -----------         -----------
                                                  364,865             501,912           1,481,929
                                              -----------         -----------         -----------
Cash flows from financing activities:
  Distributions to Limited Partners            (1,262,507)           (977,872)                 --
                                              -----------         -----------         -----------

Net increase (decrease) in cash
  and cash equivalents                         (1,338,756)           (900,996)          1,050,218
Cash and cash equivalents:
  Beginning of year                             2,028,712           2,929,708           1,879,490
                                              -----------         -----------         -----------
  End of year                                 $   689,956         $ 2,028,712         $ 2,929,708
                                              ===========         ===========         ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000


                                               Liquidating         Continuing
                                                 Limited            Limited
                                                Partners            Partners              Total
                                                --------            --------              -----
Cash flows from operating activities:
  Net loss                                    $   (92,344)        $  (607,373)        $  (699,717)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
      losses                                          (27)             46,059              46,032
    Provision for post-dissolution
      expenses                                     28,687             188,313             217,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                              226               1,114               1,340
      Lessee rental deposits                         (763)             (5,006)             (5,769)
                                              -----------         -----------         -----------
                                                  (64,221)           (376,893)           (441,114)
                                              -----------         -----------         -----------

Cash flows from investing activities:
  Principal collections on leases                      27             149,378             149,405
  Distribution of Diverted and other
    assets                                         28,483             186,977             215,460
                                              -----------         -----------         -----------
                                                   28,510             336,355             364,865
                                              -----------         -----------         -----------

Cash flows from financing activities:
  Distributions to Limited Partners               (92,229)         (1,170,278)         (1,262,507)
                                              -----------         -----------         -----------

Net decrease in cash and
  cash equivalents                               (127,940)         (1,210,816)         (1,338,756)
Cash and cash equivalents:
  Beginning of year                               190,285           1,838,427           2,028,712
                                              -----------         -----------         -----------
  End of year                                 $    62,345         $   627,611         $   689,956
                                              ===========         ===========         ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                               Liquidating         Continuing
                                                 Limited            Limited
                                                Partners            Partners             Total
                                                --------            --------             -----
Cash flows from operating activities:
  Net loss                                    $   (44,741)        $ (322,354)         $  (367,095)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                        (1,640)            (65,766)            (67,406)
    Changes in assets and liabilities:
      Judgment receivable, net                      5,136              33,717              38,853
      Accounts payable and
        accrued expenses                           (2,230)            (17,428)            (19,658)
      Lessee rental deposits                       (1,286)             (8,444)             (9,730)
                                              -----------         -----------         -----------
                                                  (44,761)           (380,275)           (425,036)
                                              -----------         -----------         -----------
Cash flows from investing activities:
  Principal collections on leases                   1,640             500,272             501,912
                                              -----------         -----------         -----------
Cash flows from financing activities:
  Distributions to Limited Partners               (91,851)           (886,021)           (977,872)
                                              -----------         -----------         -----------
Net decrease in cash and
  cash equivalents                               (134,972)           (766,024)           (900,996)
Cash and cash equivalents:
  Beginning of year                               325,257           2,604,451           2,929,708
                                              -----------         -----------         -----------
  End of year                                 $   190,285         $ 1,838,427         $ 2,028,712
                                              ===========         ===========         ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                               Liquidating         Continuing
                                                 Limited            Limited
                                                Partners            Partners             Total
                                                --------            --------             -----
Cash flows from operating activities:
  Net loss                                    $   (41,112)        $ (211,719)         $  (252,831)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                        (4,383)            (92,770)            (97,153)
    Changes in assets and liabilities:
      Judgment receivable, net                     (5,136)            (33,717)            (38,853)
      Accounts payable and
        accrued expenses                            1,076               3,348               4,424
      Lessee rental deposits                       (3,724)            (43,574)            (47,298)
                                              -----------         ----------          -----------
                                                  (53,279)           (378,432)           (431,711)
                                              -----------         ----------          -----------
Cash flows from investing activities:
  Principal collections on leases                   7,795             896,734             904,529
  Distribution of Diverted and other
    assets                                         76,333             501,067             577,400
                                              -----------         ----------          -----------
                                                   84,128           1,397,801           1,481,929
                                              -----------         ----------          -----------
Net increase in cash and
  cash equivalents                                 30,849           1,019,369           1,050,218
Cash and cash equivalents:
  Beginning of year                               294,408           1,585,082           1,879,490
                                              -----------         ----------          -----------
  End of year                                 $   325,257         $ 2,604,451         $ 2,929,708
                                              ===========         ===========         ===========


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - ORGANIZATION:

Datronic Finance Income Fund I, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on November 1, 1990 for the purpose of acquiring and leasing equipment. Through March 4, 1993, Datronic Rental Corporation ("DRC") was the general partner of the Partnership and Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, and XX (collectively, the "Datronic Partnerships") and was co-general partner of Transamerica Equipment Leasing Income Fund, L.P.

In March 1993, Lease Resolution Corporation ("LRC") replaced DRC as general partner pursuant to a partial legal settlement that arose out of allegations that DRC, its president, and others had misappropriated and commingled funds from the Partnerships. Certain assets in the accompanying balance sheet (collectively referred to as "Diverted Assets") represent the remaining assets that were recovered from such misappropriated funds. See Notes 4 and 7.

Since October 1, 1996, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2000 and 1999, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2000 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 2000, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $7.39 per Unit higher than the Class B Limited Partners because Class C Limited Partners did not participate in the Ventre class action.

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

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying balance sheet as of December 31, 2000 includes an accrual for estimated post-dissolution expenses (see Note 8).

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS -CONTINUED


NOTE 3 - RESIDUAL LEASE BALANCES:

Residual lease balances as of December 31, 2000 and 1999 consist of the Partnership's remaining interest in $344,557 and $789,638, respectively, of leases, less the loss allowances summarized below.

                                          Liquidating             Continuing
                                            Limited                 Limited
  Loss Allowances                           Partners                Partners                 Total
                                          -----------             -----------             -----------
  Balance at December 31, 1997            $    10,242             $ 1,209,272             $ 1,219,514
  Recoveries                                   (4,383)                (92,770)                (97,153)
  Write-offs                                     (669)               (138,858)               (139,527)
                                          -----------             -----------             -----------

  Balance at December 31, 1998                  5,190                 977,644                 982,834
  Recoveries                                   (1,640)                (65,766)                (67,406)
  Write-offs                                     --                  (324,847)               (324,847)
                                          -----------             -----------             -----------

  Balance at December 31, 1999                  3,550                 587,031                 590,581
  Recoveries                                      (27)                 46,059                  46,032
  Write-offs                                     (516)               (295,160)               (295,676)
                                          -----------             -----------             -----------

  Balance at December 31, 2000            $     3,007             $   337,930             $   340,937
                                          ===========             ===========             ===========

NOTE 4 - DIVERTED ASSETS:

Diverted Assets consist of the Partnership's 14.4% interest in the Southwick office building, a seven-story structure located in Schaumburg, Illinois and $1.4 million of cash generated primarily from the building's operations. The Partnership's remaining net book basis in the Diverted Assets represents its share of the building's net realizable value as of March 1993 (the date the building was acquired), less cash distributions paid to the Partnerships from building operations. Cash distributions to the Partnerships during the three years ended December 31, 2000 totaled $5.50 million (Partnership's share $793,000).

The building is listed for sale for $15.5 million. While the actual amount to be realized from the sale cannot be determined until it is sold, the Partnership will realize a substantial gain. The general partner expects that the building will be sold during the second quarter of 2001.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS -CONTINUED


NOTE 5 - OTHER ASSETS:

Other assets consist of the Partnership's share of fully reserved, residual cash held by nominee companies for the benefit of the Partnership. The Partnership's share of this residual cash totals $4,600. Any cash that remains after payments of expenses will be distributed to the Partnership.

NOTE 6 - PARTNERS' EQUITY:

Average distributions per unit to the Limited Partners for the years 2000, 1999 and 1998 were:

                            2000              1999              1998
                            ----              ----              ----
        Class A            $11.98            $11.93             $   -
        Class B            $23.15            $17.51             $   -
        Class C            $33.55            $34.38             $   -

The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accounts.

The Partnership began its Liquidating Phase on October 1, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 10).

At December 31, 2000, 1999 and 1998, there were 7,699 Class A Units, 50,475 Class B Units, 60 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partner by Class from the Partnership's formation through December 31, 2000 are:

                              Funds               Cumulative
                             Raised              Distributions
                           -----------            -----------
        Class A            $ 3,849,500            $ 2,662,272
        Class B             25,237,500             16,965,898
        Class C                 30,000                 21,377
                           -----------            -----------

        Total              $29,117,000            $19,649,547
                           ===========            ===========

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 7 - LITIGATION:

As of December 31, 2000, there were no pending legal actions that would have any material effect on the Partnership's financial position or results of operations.

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from other defendants in the Ventre action and the appraised value of the Southwick office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building.

During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

NOTE 8 - ACCRUED POST-DISSOLUTION EXPENSES

As of December 31, 2000, the Partnership recorded a $217,000 accrual for post-dissolution expense. These expenses include anticipated salaries for employees of the general partner who will implement the dissolution, professional fees, long-term storage costs for legal and business records, and other costs related to the dissolution process. The Partnership will fund these costs prior to its last day of business, which is expected to occur in mid-2001. The expenses associated with this accrual are included in the 2000 Statement of Revenue and Expenses as "Provision for post-dissolution expenses".

NOTE 9 - PARTNERSHIP MANAGEMENT:

LRC directly manages the day-to-day operations of the Datronic Partnerships. The cost of these services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10) and are included in "General Partner's expense reimbursement".

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

General Partner's expense reimbursement for 1998 and 1999 also includes consulting fees paid to two of the principals of New Era Funding, the Partnership's management company prior to July 1996. Each principal was paid $200,000 a year through March 31, 1999, when the consulting agreements expired. These fees were allocated to each of the Partnerships based on the relative level of services performed for each.

NOTE 10 - PARTNERSHIP AGREEMENT:

Since 1993 there have been three classes of Limited Partners as described below.

Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership effective March 4, 1993 and constitutes the Liquidating Limited Partners. Accordingly, this class did not participate in any investment activities made after March 4, 1993.

Class B & C Limited Partners
These classes elected not to begin liquidation of their interest in the Partnership as of March 4, 1993 and constitute the Continuing Limited Partners. Accordingly, available cash in excess of that required to pay distributions was reinvested in equipment and equipment leases ("New Investments") and temporary investments on their behalf. The only difference between Class B and C Limited Partners is that Class C Limited Partners did not participate in the Ventre class action.

Effective October 1, 1996, the Partnership entered its Liquidating Phase whereby it ceased making New Investments and the General Partner began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements will be distributed to the partners as described below.

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

The Amended Partnership Agreement provides for the General Partner to receive reimbursement for expenses incurred. These reimbursements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS -CONCLUDED

are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 2000 for expense reimbursements:

                       Total expense          Partnership's
        Year           Reimbursement             Share
        ----           -------------             -----
        1998            $4,079,994            $  543,940
        1999            $4,057,634            $  497,407
        2000            $4,485,939            $  475,159

Payments for 2000 includes $1.3 million (Partnership's share $88,000) of insurance premiums associated with the final wrap up of the Partnership affairs and its dissolution.

NOTE 11 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 2000.

                                                               Liquidating           Continuing
                                           General               Limited               Limited
                                           Partner               Partner               Partner                Total
                                          ---------             ---------             ---------             ---------
Net loss per accompanying
  statements                              $  (6,997)            $ (91,421)            $(601,299)            $(699,717)

Effect of principal repayments
  treated as income for
  tax purposes                                  (85)               (1,116)               (7,323)               (8,524)
Provision for recovery of
  Diverted and other assets                   1,393                18,234               119,690               139,317
Provision for Class Counsel
  fees and expenses, net                       --                  (1,853)              (12,308)              (14,161)

Other, net                                    1,908                25,797               163,096               190,801
                                          ---------             ---------             ---------             ---------

Loss for Federal income tax
  purposes in total                       $  (3,781)            $ (50,359)            $(338,144)            $(392,284)
                                          =========             =========             =========             =========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 for the sole purpose of acting as the general partner for each of the Datronic Partnerships and became general partner in 1993. LRC has a nominal net worth.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                            Director
      Name                            Position and Office                     Age
      ----                            -------------------                     ---
Donald D. Torisky             Chairman of the Board and
                              Chief Executive Officer                         62

Arthur M. Mintz               Vice-Chairman and General Counsel               64

Jeffrey T. McReynolds         Vice President, Chief Financial
                              Officer, Secretary and Director                 46

Scott E. Newlund              Vice President and Director                     48

Mr. Torisky has served as Chairman, Chief Executive Officer and President of LRC since its inception in 1992 to the present. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked for the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Mr. Mintz has served as Vice Chairman and General Counsel of LRC since its inception in 1992 to the present. Through early 2000 Mr. Mintz was also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Mr. McReynolds has served as Vice President, Chief Financial Officer, Secretary and board member of LRC since June 2000. Previously, since March of 1993 he served as Vice President and Controller of LRC. He served as controller of Datronic Rental Corporation from 1991 to April 1993. Prior to June 1991, Mr. McReynolds served as Chief Financial Officer of Morgan Marshall Industries during 1990 and 1991 and held a variety of financial management positions with Storage Technology Corporation and Price Waterhouse since 1976. Mr. McReynolds graduated from the University of Massachusetts in 1976 with a B.B.A., is a certified public accountant and is a past president of the Financial Executives Institute - Chicago Chapter.

Mr. Newlund has served as Vice President of Lease Resolution from January 1998 to the present and board member since June 2000. He served as President of Personal Computer Rental Corporation from April 1997 to December 1997. Mr. Newlund served as Vice President of Operations of LRC from March 1993 to April 1997. Mr. Newlund was Vice President of Ameritech Credit Corporation in Rolling Meadows, Illinois from August 1985 to February 1993.

Any change in the compensation of a director of LRC must be approved by the other three non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 2000 was as follows:

      Chairman of the
      Board and Chief                                         All Other
      Executive Officer      Salary           Bonus         Compensation(b)
      -----------------      ------           -----         ---------------
      Donald D. Torisky     $518,370         $55,000          $3,400(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 2000.

(b) Information concerning Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements was 10.59%.

The compensation of the other four highest compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Notes 9 and 10 to the Partnership's financial statements included in Item 8.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements
         See index to Financial Statements included in Item 8 of this report.

    (2)  Financial Statement Schedules
         None.

    (3)  Exhibits
         None.

(b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2001.

                        DATRONIC FINANCE INCOME FUND I, L.P.

March 28, 2001                          By: Lease Resolution Corporation,
                                            General Partner


                                        By: /s/ Donald D. Torisky
                                            Donald D. Torisky
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

By:   /s/ Jeffrey T. McReynolds                                  March 28, 2001
     Jeffrey T. McReynolds
     Director, Chief Financial Officer,
     (and Principal Accounting Officer)
     Lease Resolution Corporation,
     General Partner of
     Datronic Finance Income Fund I, L.P.

By:   /s/ Arthur M. Mintz                                        March 28, 2001
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Finance Income Fund I, L.P.

By:   /s/ Scott E. Newlund                                       March 28, 2001
     Scott E. Newlund
     Director
     Lease Resolution Corporation,
     General Partner of Datronic
     Finance Income Fund I, L.P.

By:   /s/ Donald D. Torisky                                      March 28, 2001
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Finance Income Fund I, L.P.