Form 10-K405
period 2001-12-31
DATRONIC FINANCE INCOME FUND I LP
filed 2002-04-01
CIK 870255

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-21276
                                                -------

                      DATRONIC FINANCE INCOME FUND I, L.P.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                              36-3744792
---------------------                               ----------------------
   State or other                                      (I.R.S. Employer
   jurisdiction of                                    Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois         60173
-------------------------------------------------------       ----------
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

ITEM 1 - BUSINESS

The Datronic Finance Income Fund I, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on November 21, 1990 and offered Units of Limited Partnership Interests (the "Units") during 1991 and early 1992 which raised $29,117,000 of limited partner funds.

In 1992, a class action lawsuit was filed against the original general partner of the Partnership alleging misappropriation of $13.3 million from this and six other partnerships. Pursuant to a partial settlement of that lawsuit, on March 4, 1993, Lease Resolution Corporation ("LRC") was appointed general partner of this and five of the other affected partnerships (collectively, the Datronic Partnerships). The assets purchased with the misappropriated funds (Diverted Assets) were recovered for the benefit of the affected partnerships and have all been liquidated. The last of these assets was sold in 2001.

The Partnership was originally formed to invest in a variety of equipment leases. On October 1, 1996 the Partnership began its Liquidating Phase, which means that, as of that date, it ceased acquiring additional equipment leases and began liquidating its lease portfolio and other assets in an orderly manner.

During 2001, the Partnership completed the final liquidation of its assets and distributed to its limited partners all remaining cash after setting aside funds for final expenses, liquidation and dissolution activities, and an indemnity escrow account. The principal remaining asset to be liquidated, other than cash-on-hand, was the seven-story Southwick office building located in Schaumburg, Illinois and $1.4 million of cash from building operations in which the Partnership had a 14.4% interest. The building was sold during 2001 for $15 million, less commissions and other costs of disposal. The Partnership's share of these net proceeds plus cash from building operations was $2.29 million.

At December 31, 2001, the Partnership held $174,700 of cash. This balance was transferred to an indemnity escrow account during the first quarter of 2002 as full and complete satisfaction of any future indemnity obligations of the Partnership. Various dissolution activities are expected to be completed by mid-2002. These activities are being funded by money previously set aside for that purpose.

Since the Partnership was in its final liquidation and dissolution stage, information about industry segments, geographic regions, raw materials, seasonality, sources and availability of leases, backlog and competition is not relevant or material to an understanding of the Partnership's future activity. The Partnership was liquidated effective December 31, 2001.

The Partnership had no employees. LRC, the General Partner, employed 13 persons at December 31, 2001 all of whom previously attended to the operations of the Datronic Partnerships and who are now completing such dissolution activities as preparation of final state and federal income tax returns, preparation of final K-1s, filing of state and federal regulatory documents, and such other tasks as are necessary to conclude the Partnerhip's affairs.

ITEM 2 - PROPERTIES

The Partnership's operations were located in leased premises of approximately 8,000 square feet in Schaumburg, Illinois through September 2001. Effective October 1, 2001, this space was vacated and the remaining staff was relocated to LRC's existing 3,800 square feet of office space in the Southwick office building in Schaumburg, Illinois (see Part II, Item 8, Note 4).

ITEM 3 - LEGAL PROCEEDINGS

None. See Part II, Item 8, Note 7 for a discussion of a material legal proceeding that was resolved during 2001.

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

As of December 31, 2001 (the effective date of the Partnership's liquidation), the records of the Partnership showed 1,533 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Note 6 for a discussion of classes of limited partners and distributions paid to limited partners.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2001, 2000, 1999, 1998, and 1997, and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8, which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
Expenses Data
(in thousands, except for
Unit amounts)

                                                  For the years ended December 31,
                              -----------------------------------------------------------------------------
                                  2001            2000            1999           1998             1997
                              -------------   -------------   -------------   -------------   -------------
Total revenue                 $       1,896   $          85   $         158   $         536   $         381

Total expenses                          491             785             525             789             761
                              -------------   -------------   -------------   -------------   -------------

Net earnings (loss)           $       1,405   $        (700)  $        (367)  $        (253)  $        (380)
                              =============   =============   =============   =============   =============

Net earnings (loss)
 per Unit

 Class A                      $       23.67   $      (11.87)  $       (5.75)  $       (5.29)  $       (9.37)
                              =============   =============   =============   =============   =============
 Class B                      $       23.93   $      (11.90)  $       (6.32)  $       (4.15)  $       (6.03)
                              =============   =============   =============   =============   =============
 Class C                      $       23.93   $      (11.90)  $       (6.32)  $       (4.15)  $       (6.03)
                              =============   =============   =============   =============   =============

Distributions per Unit
 (per year)

 Class A                      $       35.11   $       11.98   $       11.93   $          --   $          --
                              =============   =============   =============   =============   =============
 Class B                      $       39.74   $       23.15   $       17.51   $          --   $       15.44
                              =============   =============   =============   =============   =============
 Class C                      $       26.73   $       33.55   $       34.38   $          --   $       12.21
                              =============   =============   =============   =============   =============

Weighted average number
 of Units outstanding

 Class A                              7,699           7,699           7,699           7,699           7,699
                              =============   =============   =============   =============   =============
 Class B                             50,475          50,475          50,475          50,475          50,475
                              =============   =============   =============   =============   =============
 Class C                                 60              60              60              60              60
                              =============   =============   =============   =============   =============


Balance Sheet Data
(in thousands, except
for Unit Amounts)

                                                            As of December 31,
                              -----------------------------------------------------------------------------
                                  2001             2000            1999           1998            1997
                              -------------   -------------   -------------   -------------   -------------
Total assets                  $         175   $       1,096   $       2,845   $       4,220   $       4,516
                              =============   =============   =============   =============   =============

Total liabilities             $         175   $         224   $          11   $          41   $          84
                              =============   =============   =============   =============   =============

Partners' equity              $          --   $         872   $       2,834   $       4,179   $       4,432
                              =============   =============   =============   =============   =============

Book value per Unit

  Class A                     $          --   $       14.04   $       37.89   $       55.57   $       60.86
                              =============   =============   =============   =============   =============
  Class B                     $          --   $       20.67   $       55.72   $       79.57   $       83.72
                              =============   =============   =============   =============   =============
  Class C                     $          --   $       28.06   $       65.12   $       86.96   $       92.44
                              =============   =============   =============   =============   =============

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had net income of $1.41 million in 2001 in the aggregate for all classes of partners. This compares to aggregate net losses in 2000 and 1999 of $700,000 and $367,000, respectively. The net income in 2001 includes a $1.89 million gain on the sale of Diverted assets and a provision for dissolution expenses of $129,000. The 2000 net loss includes a $217,000 provision for dissolution expenses. These provisions are discussed below. Any differences in operating results between Liquidating and Continuing Limited Partners were attributable to lease income and expenses associated with new lease investments made since March 4, 1993. Liquidating Limited Partners did not participate in the post-March 4, 1993 investment activities. Significant factors affecting overall operating results for the three years ended December 31, 2001 include the following:

Gain on sale of Diverted asset:

During 2001, the remaining Diverted asset (a seven-story office building in Schaumburg, Illinois) was sold for $15 million. After payment of sales commissions and other disposal costs, net proceeds totaled $14.5 million. The Partnership's 14.4% share of these net proceeds, plus its 14.4% share of $1.4 million of previously undistributed cash from building operations, was $2.29 million. This amount was $1.89 million more than its net book basis in these assets.

Interest income:

Interest income for all three years includes earnings on invested cash balances. Interest income continued to decline throughout the three years ended December 31, 2001 as cash distributions paid to Limited Partners reduced average invested cash balances.

Lease income:

Since October 1996 the Partnership was in its Liquidating Phase which prohibited investing in any new leases. Accordingly, the lease portfolio continued to decrease as collections were made, resulting in a continued decline in lease income. Lease collections for 2000 and 2001 were nominal. The Partnership no longer had an active lease portfolio and disposed of approximately $341,000 of fully reserved lease balances as part of the 2001 final liquidation process. Proceeds from the bulk disposal were nominal.

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

Professional fees - other:

Professional fees - other for the three years ended December 31, 2001 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:

These credits reflect periodic recoveries of previously reserved lease balances.

Provision for dissolution expenses:

The provisions recorded in 2001 and 2000 represent the General Partner's estimate of the costs to be incurred as a direct consequence of the final liquidation and dissolution of the Partnership. (See Note 8 to the Partnership's financial statements included in Item 8.) The general partner began these activities in mid-2001 and completed the final liquidation of the Partnership effective December 31, 2001. All remaining dissolution-related activities are expected to be completed by mid-2002.

LIQUIDITY AND CAPITAL RESOURCES

During 2001, the Partnership's cash decreased by $515,000 to $174,700. Proceeds from the liquidation of assets totaled $2.3 million, principally from the sale of the remaining Diverted asset (the Southwick office building) in which the Partnership had a 14.4% interest. Operating expenses and liquidation of all remaining liabilities (other than that for indemnity obligations) used $545,000. In addition, $174,700 of cash was set aside to fund the liability for indemnity obligations. The $174,700 was transferred to an escrow account during the first quarter of 2002 (see Note 9 to the accompanying financial statements). The remaining $2.28 million of cash was paid to the limited partners in December. The Partnership was liquidated effective December 31, 2001.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Financial Statements:                                                                                   Page(s)
                                                                                                                -------
     Independent Auditors' Report                                                                                10-11

     Balance Sheets
         In Total for All Classes
         of Limited Partners at December 31,
         2001 and 2000                                                                                             12

         By Class of Limited Partner
           December 31, 2001                                                                                       13

           December 31, 2000                                                                                       14

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2001, 2000 and 1999                                                                                       15

         By Class of Limited Partner for the years ended
           December 31, 2001                                                                                       16

           December 31, 2000                                                                                       17

           December 31, 1999                                                                                       18

     Statements of Changes in Partners' Equity
         for the years ended December 31,
         2001, 2000 and 1999                                                                                       19

     Statements of Cash Flows
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2001, 2000 and 1999                                                                                       20

         By Class of Limited Partner for the years ended
           December 31, 2001                                                                                       21

           December 31, 2000                                                                                       22

           December 31, 1999                                                                                       23

     Notes to Financial Statements                                                                                24-31

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Finance Income Fund I, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC FINANCE INCOME FUND I, L.P. ("the Partnership") as of December 31, 2001 and 2000 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2001 and 2000, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2001 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 11 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As discussed in Note 1, the Partnership has completed the final liquidation of all its assets and made a final cash distribution to its limited partners during 2001. The general partner of the Partnership expects dissolution to be completed by mid-2002.



Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 7, 2002

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                    December 31,
                                           -----------------------------
                                                2001            2000
                                           -------------   -------------
ASSETS

Cash and cash equivalents                  $     174,700   $     689,956
Residual lease balances                               --           3,620
Diverted assets, net                                  --         402,221
Other assets, net                                     --              --
                                           -------------   -------------

                                           $     174,700   $   1,095,797
                                           =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                 $          --   $       4,561
Lessee rental deposits                                --           2,238
Accrued dissolution expenses                          --         217,000
Accrued indemnity obligations                    174,700              --
                                           -------------   -------------

    Total liabilities                            174,700         223,799

Total partners' equity                                --         871,998
                                           -------------   -------------

                                           $     174,700   $   1,095,797
                                           =============   =============


                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER

                                                         December 31, 2001
                                           ---------------------------------------------
                                            Liquidating     Continuing
                                             Limited         Limited
                                             Partners        Partners           Total
                                           -------------   -------------   -------------
ASSETS

Cash and cash equivalents                  $      23,095   $     151,605   $     174,700
                                           -------------   -------------   -------------

                                           $      23,095   $     151,605   $     174,700
                                           =============   =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accrued indemnity obligations              $      23,095   $     151,605   $     174,700
                                           -------------   -------------   -------------

    Total liabilities                             23,095         151,605         174,700

Total partners' equity                                --              --              --
                                           -------------   -------------   -------------

                                           $      23,095   $     151,605   $     174,700
                                           =============   =============   =============



                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                        December 31, 2000
                                           ---------------------------------------------
                                             Liquidating    Continuing
                                              Limited        Limited
                                              Partners       Partners          Total
                                           -------------   -------------   -------------
ASSETS

Cash and cash equivalents                  $      62,345   $     627,611   $     689,956
Residual lease balances                               --           3,620           3,620
Diverted assets, net                              53,174         349,047         402,221
Other assets, net                                     --              --              --
                                           -------------   -------------   -------------

                                           $     115,519   $     980,278   $   1,095,797
                                           =============   =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                 $         269   $       4,292   $       4,561
Lessee rental deposits                               296           1,942           2,238
Accrued dissolution expenses                      28,687         188,313         217,000
                                           -------------   -------------   -------------

    Total liabilities                             29,252         194,547         223,799

Total partners' equity                            86,267         785,731         871,998
                                           -------------   -------------   -------------

                                           $     115,519   $     980,278   $   1,095,797
                                           =============   =============   =============



                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                         For the years ended December 31,
                                                -----------------------------------------------
                                                    2001             2000             1999
                                                -------------    -------------    -------------
Revenue:
  Gain on sale of Diverted assets               $   1,890,106    $          --    $          --
  Interest income                                       6,378           61,332          105,985
  Lease income                                             --           23,518           51,846
                                                -------------    -------------    -------------

                                                    1,896,484           84,850          157,831
                                                -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                               $     172,636    $     475,159    $     497,407
  Professional fees - litigation                           --               --            3,463
  Professional fees - other                            19,890           31,364           76,419
  Other operating expenses                              5,478           15,012           15,043
  Provision (credit) for lease
    losses                                            (11,007)          46,032          (67,406)
  Provision for dissolution
    expenses                                          129,141          217,000               --
  Provision for indemnity
    obligations                                       174,700               --               --
                                                -------------    -------------    -------------

                                                      490,838          784,567          524,926
                                                -------------    -------------    -------------

Net earnings (loss)                             $   1,405,646    $    (699,717)   $    (367,095)
                                                =============    =============    =============

Net earnings (loss) - General Partner           $      14,056    $      (6,997)   $      (3,671)
                                                =============    =============    =============

Net earnings (loss) - Limited Partners          $   1,391,590    $    (692,720)   $    (363,424)
                                                =============    =============    =============

                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2001

                                             Liquidating     Continuing
                                              Limited         Limited
                                              Partners        Partners           Total
                                           -------------    -------------    -------------
Revenue:
  Gain on sale of Diverted assets          $     249,872    $   1,640,234    $   1,890,106
  Interest income                                    469            5,909            6,378
                                           -------------    -------------    -------------

                                                 250,341        1,646,143        1,896,484
                                           -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                          $      22,822    $     149,814    $     172,636
  Professional fees - other                        2,466           17,424           19,890
  Other operating expenses                           724            4,754            5,478
  Credit for lease losses                         (1,008)          (9,999)         (11,007)
  Provision for dissolution
    expenses                                      18,203          110,938          129,141
  Provision for indemnity
    obligations                                   23,095          151,605          174,700
                                           -------------    -------------    -------------

                                                  66,302          424,536          490,838
                                           -------------    -------------    -------------

Net earnings                               $     184,039    $   1,221,607    $   1,405,646
                                           =============    =============    =============

Net earnings - General Partner             $       1,840    $      12,216    $      14,056
                                           =============    =============    =============

Net earnings - Limited Partners            $     182,199    $   1,209,391    $   1,391,590
                                           =============    =============    =============

Net earnings per limited
  partnership unit                         $       23.67    $       23.93
                                           =============    =============

Weighted average number of limited
  partnership units outstanding                    7,699           50,535
                                           =============    =============


                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000

                                            Liquidating      Continuing
                                              Limited          Limited
                                              Partners         Partners          Total
                                           -------------    -------------    -------------
Revenue:
  Interest income                          $       5,112    $      56,220    $      61,332
  Lease income                                        --           23,518           23,518
                                           -------------    -------------    -------------

                                                   5,112           79,738           84,850
                                           -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                          $      62,872    $     412,287    $     475,159
  Professional fees - other                        4,074           27,290           31,364
  Other operating expenses                         1,850           13,162           15,012
  Provision (credit) for lease
    losses                                           (27)          46,059           46,032
  Provision for dissolution expenses              28,687          188,313          217,000
                                           -------------    -------------    -------------

                                                  97,456          687,111          784,567
                                           -------------    -------------    -------------

Net loss                                   $     (92,344)   $    (607,373)   $    (699,717)
                                           =============    =============    =============

Net loss - General Partner                 $        (923)   $      (6,074)   $      (6,997)
                                           =============    =============    =============

Net loss - Limited Partners                $     (91,421)   $    (601,299)   $    (692,720)
                                           =============    =============    =============

Net loss per limited
  partnership unit                         $      (11.87)   $      (11.90)
                                           =============    =============

Weighted average number of limited
  partnership units outstanding                    7,699           50,535
                                           =============    =============



                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999

                                            Liquidating      Continuing
                                              Limited          Limited
                                              Partners         Partners          Total
                                           -------------    -------------    -------------
Revenue:
  Interest income                          $      11,838    $      94,147    $     105,985
  Lease income                                       753           51,093           51,846
                                           -------------    -------------    -------------

                                                  12,591          145,240          157,831
                                           -------------    -------------    -------------
Expenses:
  General Partner's expense
    reimbursement                          $      50,540    $     446,867    $     497,407
  Professional fees - litigation                     458            3,005            3,463
  Professional fees - other                        6,147           70,272           76,419
  Other operating expenses                         1,827           13,216           15,043
  Credit for lease losses                         (1,640)         (65,766)         (67,406)
                                           -------------    -------------    -------------

                                                  57,332          467,594          524,926
                                           -------------    -------------    -------------

Net loss                                   $     (44,741)   $    (322,354)   $    (367,095)
                                           =============    =============    =============

Net loss - General Partner                 $        (447)   $      (3,224)   $      (3,671)
                                           =============    =============    =============

Net loss - Limited Partners                $     (44,294)   $    (319,130)   $    (363,424)
                                           =============    =============    =============

Net loss per limited
  partnership unit                         $       (5.75)   $       (6.32)
                                           =============    =============

Weighted average number of limited
  partnership units outstanding                    7,699           50,535
                                           =============    =============


                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 2001

                                                           Liquidating       Continuing
                                         General            Limited           Limited            Total
                                         Partner's          Partners'         Partners'         Partners'
                                         Equity             Equity            Equity            Equity
                                      --------------    --------------    --------------    --------------
Balance, December 31, 1998            $           --    $      407,432    $    3,771,757    $    4,179,189

  Distributions to partners                       --           (91,851)         (886,021)         (977,872)
  Net loss                                    (3,671)          (44,294)         (319,130)         (367,095)
  Allocation of General
    Partner's Equity                           3,671              (447)           (3,224)               --
                                      --------------    --------------    --------------    --------------

Balance, December 31, 1999                        --           270,840         2,563,382         2,834,222
                                      --------------    --------------    --------------    --------------

  Distributions to partners                       --           (92,229)       (1,170,278)       (1,262,507)
  Net loss                                    (6,997)          (91,421)         (601,299)         (699,717)
  Allocation of General
    Partner's Equity                           6,997              (923)           (6,074)               --
                                      --------------    --------------    --------------    --------------

Balance, December 31, 2000                        --            86,267           785,731           871,998
                                      --------------    --------------    --------------    --------------

  Distributions to partners                       --          (270,306)       (2,007,338)       (2,277,644)
  Net earnings                                14,056           182,199         1,209,391         1,405,646
  Allocation of General
    Partner's Equity                         (14,056)            1,840            12,216                --
                                      --------------    --------------    --------------    --------------

Balance, December 31, 2001            $           --    $           --    $           --    $           --
                                      ==============    ==============    ==============    ==============


                 See accompanying notes to financial statements.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                         For the years ended December 31,
                                                --------------------------------------------------
                                                     2001              2000              1999
                                                --------------    --------------    --------------
Cash flows from operating activities:
  Net earnings (loss)                           $    1,405,646    $     (699,717)   $     (367,095)
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
    Gain on sale of Diverted assets                 (1,890,106)               --                --
    Provision (credit) for lease
      losses                                           (11,007)           46,032           (67,406)
    Provision for dissolution
      expenses                                         129,141           217,000                --
    Provision for indemnity
      obligations                                      174,700                --                --
    Changes in assets and liabilities:
      Judgment receivable, net                              --                --            38,853
      Accounts payable and
        accrued expenses                                (4,561)            1,340           (19,658)
      Lessee rental deposits                            (2,238)           (5,769)           (9,730)
      Accrued dissolution expenses                    (346,141)               --                --
                                                --------------    --------------    --------------
                                                      (544,566)         (441,114)         (425,036)
                                                --------------    --------------    --------------

Cash flows from investing activities:
  Principal collections on leases                       14,627           149,405           501,912
  Distribution of Diverted assets                           --           215,460                --
  Proceeds from sale of Diverted
    assets                                           2,292,327                --                --
                                                --------------    --------------    --------------
                                                     2,306,954           364,865           501,912
                                                --------------    --------------    --------------

Cash flows from financing activities:
  Distributions to Limited Partners                 (2,277,644)       (1,262,507)         (977,872)
                                                --------------    --------------    --------------

Net decrease in cash and
  cash equivalents                                    (515,256)       (1,338,756)         (900,996)
Cash and cash equivalents:
  Beginning of year                                    689,956         2,028,712         2,929,708
                                                --------------    --------------    --------------
  End of year                                   $      174,700    $      689,956    $    2,028,712
                                                ==============    ==============    ==============


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2001

                                                 Liquidating       Continuing
                                                   Limited           Limited
                                                   Partners          Partners            Total
                                                --------------    --------------    --------------
Cash flows from operating activities:
  Net earnings                                  $      184,039    $    1,221,607    $    1,405,646
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
    Gain on sale of diverted
      assets                                          (249,872)       (1,640,234)       (1,890,106)
    Credit for lease losses                             (1,008)           (9,999)          (11,007)
    Provision for dissolution
      expenses                                          18,203           110,938           129,141
    Provision for indemnity
      obligations                                       23,095           151,605           174,700
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                  (269)           (4,292)           (4,561)
      Lessee rental deposits                              (296)           (1,942)           (2,238)
      Accrued dissolution expenses                     (46,890)         (299,251)         (346,141)
                                                --------------    --------------    --------------
                                                       (72,998)         (471,568)         (544,566)
                                                --------------    --------------    --------------

Cash flows from investing activities:
  Principal collections on leases                        1,008            13,619            14,627
  Proceeds from sale of Diverted
    assets                                             303,046         1,989,281         2,292,327
                                                --------------    --------------    --------------
                                                       304,054         2,002,900         2,306,954
                                                --------------    --------------    --------------

Cash flows from financing activities:
  Distributions to Limited Partners                   (270,306)       (2,007,338)       (2,277,644)
                                                --------------    --------------    --------------

Net decrease in cash and
  cash equivalents                                     (39,250)         (476,006)         (515,256)
Cash and cash equivalents:
  Beginning of year                                     62,345           627,611           689,956
                                                --------------    --------------    --------------
  End of year                                   $       23,095    $      151,605    $      174,700
                                                ==============    ==============    ==============


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000

                                                  Liquidating       Continuing
                                                   Limited           Limited
                                                   Partners          Partners           Total
                                                --------------    --------------    --------------
Cash flows from operating activities:
  Net loss                                      $      (92,344)   $     (607,373)   $     (699,717)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease                           (27)           46,059            46,032
      losses
    Provision for dissolution
      expenses                                          28,687           188,313           217,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                   226             1,114             1,340
      Lessee rental deposits                              (763)           (5,006)           (5,769)
                                                --------------    --------------    --------------
                                                       (64,221)         (376,893)         (441,114)
                                                --------------    --------------    --------------

Cash flows from investing activities:
  Principal collections on leases                           27           149,378           149,405
  Distribution of Diverted assets                       28,483           186,977           215,460
                                                --------------    --------------    --------------
                                                        28,510           336,355           364,865
                                                --------------    --------------    --------------

Cash flows from financing activities:
  Distributions to Limited Partners                    (92,229)       (1,170,278)       (1,262,507)
                                                --------------    --------------    --------------

Net decrease in cash and
  cash equivalents                                    (127,940)       (1,210,816)       (1,338,756)
Cash and cash equivalents:
  Beginning of year                                    190,285         1,838,427         2,028,712
                                                --------------    --------------    --------------
  End of year                                   $       62,345    $      627,611    $      689,956
                                                ==============    ==============    ==============


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999

                                                  Liquidating       Continuing
                                                   Limited           Limited
                                                   Partners          Partners           Total
                                                --------------    --------------    --------------
Cash flows from operating activities:
  Net loss                                      $      (44,741)   $     (322,354)   $     (367,095)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                             (1,640)          (65,766)          (67,406)
    Changes in assets and liabilities:
      Judgment receivable, net                           5,136            33,717            38,853
      Accounts payable and
        accrued expenses                                (2,230)          (17,428)          (19,658)
      Lessee rental deposits                            (1,286)           (8,444)           (9,730)
                                                --------------    --------------    --------------
                                                       (44,761)         (380,275)         (425,036)
                                                --------------    --------------    --------------

Cash flows from investing activities:
  Principal collections on leases                        1,640           500,272           501,912
                                                --------------    --------------    --------------


Cash flows from financing activities:
  Distributions to Limited Partners                    (91,851)         (886,021)         (977,872)
                                                --------------    --------------    --------------

Net decrease in cash and
  cash equivalents                                    (134,972)         (766,024)         (900,996)
Cash and cash equivalents:
  Beginning of year                                    325,257         2,604,451         2,929,708
                                                --------------    --------------    --------------
  End of year                                   $      190,285    $    1,838,427    $    2,028,712
                                                ==============    ==============    ==============


                 See accompanying notes to financial statements

                      DATRONIC FINANCE INCOME FUND I, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999



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

On October 1, 1996, the Partnership began its Liquidating Phase, which means that it ceased investing in new leases and began the orderly liquidation of its assets. During 2001, the Partnership completed the final liquidation of all of its assets and distributed to its limited partners all remaining cash after setting aside funds for final expenses, liquidation and dissolution activities, and an indemnity escrow account. The effective date of the Partnership's liquidation was December 31, 2001. Dissolution activities commenced immediately thereafter and are expected to be completed by mid-2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership were maintained to reflect the interests of each of the classes of limited partners (see Note 11). Each class of limited partner was not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner were available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2001 and 2000, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2001 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership Agreement also provided that the general partner's equity be allocated to each class of limited partner upon final liquidation of the Partnership. Accordingly, the Statements of Changes in Partners' Equity for periods ended through December 31, 2001 reflected these allocations to each class of limited partner. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners."

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents at December 31, 2001 was fully committed to funding the liability for accrued indemnity obligations. The balance consisted principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

     DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there were occasions when the general partner and/or other Datronic Partnerships owed amounts to and from one another. It was the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

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

     USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during and among the reporting periods. Actual results could differ from those estimates. Management believes that the amounts recorded for assets and liabilities in the accompanying balance sheets as of December 31, 2000 and 2001 do not differ from those that would be presented on a liquidation basis of accounting.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



NOTE 3 - RESIDUAL LEASE BALANCES:

All residual lease balances of the Datronic Partnerships were liquidated in bulk, effective December 1, 2001. Proceeds from the bulk sale were nominal. Residual lease balances as of December 31, 2000 consisted of the Partnership's interest in $344,557 of fully reserved leases. During the three years ended December 31, 2001, the Partnership realized occasional recoveries of cash against these fully reserved balances. These amounts are included in the accompanying statements of income and expense as "Credit for lease losses".

NOTE 4 - DIVERTED ASSETS:

Diverted Assets at December 31, 2000 consisted of the Partnership's 14.4% interest in the Southwick office building, a seven-story structure located in Schaumburg, Illinois, and $1.4 million of cash generated primarily from the building's operations. These assets were held by DRC Partnership Fund, Inc. (Fund Inc) for the benefit of all of the Partnerships. The Southwick office building was sold in 2001 for $15 million. After payment of sales commissions and other disposal costs of $456,700, Fund Inc received net proceeds of $14.5 million. The Partnership's remaining net book basis in the Diverted Assets represented its share of the building's net realizable value as of March 1993 (the date the building was acquired), less cash distributions paid to the Partnerships from building operations. In December 2001, the net sales proceeds, plus all other cash held by Fund Inc., was distributed to the Datronic Partnerships. Cash distributions to this and the other Datronic Partnerships during the three years ended December 31, 2001 are set forth below:

                                                      Finance
                  Year          All Partnerships       Fund I
                  ----          ----------------   ---------------
                  2001           $    15,959,000   $     2,292,300
                  2000                 1,500,000           215,500
                  1999                        --                --


NOTE 5 - OTHER ASSETS:

Other assets at December 31, 2000 consisted of the Partnership's share of fully reserved, residual cash held by nominee companies for the benefit of the Partnership. The Partnership's share of this residual cash totaling $5,000 was distributed to the Partnership during 2001.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - PARTNERS' EQUITY:

Average distributions per unit to the Limited Partners for the years 2001, 2000, and 1999 were:

                            2001            2000            1999
                       -------------   -------------   -------------
Class A                $       35.11   $       11.98   $       11.93
Class B                $       39.74   $       23.15   $       17.51
Class C                $       26.73   $       33.55   $       34.38


The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accountants.

The Partnership began its Liquidating Phase on October 1, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 11).

At December 31, 2001, 2000, and 1999, there were 7,699 Class A Units, 50,475 Class B Units, 60 Class C Units, and one General Partner Unit outstanding.

The following table summarizes total funds raised by each Class and cumulative distributions to limited partner by Class from the Partnership's formation through December 31, 2001, the date of the Partnership's final liquidation.


                           Funds        Cumulative
                           Raised      Distributions
                       -------------   -------------
Class A                $   3,849,500   $   2,932,578
Class B                   25,237,500      18,971,632
Class C                       30,000          22,981
                       -------------   -------------

Total                  $  29,117,000   $  21,927,191
                       =============   =============


NOTE 7 - LITIGATION:

In May 2001, Edmund J. Lopinski, Jr. filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgment entered

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


against him (approximately $10 million) belonged to him. During the third quarter 2001, the court found Mr. Lopinski's claims to be without merit and issued an order permitting the distribution of the net proceeds to the Partnership's investors.

NOTE 8 - ACCRUED DISSOLUTION EXPENSES

At December 31, 2000, the Partnership accrued $217,000 ($1.84 million for all Datronic Partnerships) to provide for all expenses pertaining to the Partnership's termination and dissolution. During the second half of 2001, an additional $129,000 provision ($1.22 million for all Datronic Partnerships) was recorded. This additional amount was necessary because of the additional time required to terminate and dissolve the Partnership resulting from the claims filed by Edmund J. Lopinski, Jr. (see Note 7). These provisions were funded by the Partnership as part of the final liquidation process. Dissolution-related expenses include salaries for employees of the general partner who are implementing the dissolution, professional fees, long-term storage costs for legal and business records, and other costs necessary to terminate the Partnership's affairs. The expenses associated with the dissolution activities are included in the 2000 and 2001 Statements of Revenue and Expenses as "Provision for dissolution expenses".

NOTE 9 - ACCRUED INDEMNITY OBLIGATIONS

During the third quarter 2001, the Partnership recorded a $174,700 provision for indemnity obligations ($2.5 million for all Datronic Partnerships). This amount represents the general partner's estimate of the Partnership's potential expense over the next ten years for its continuing obligation to indemnify the general partner, its officers, directors, and employees (collectively "indemnitees"). The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct.

The indemnity obligation provides for any currently uninsured, unasserted claims that may be asserted after the Partnership is terminated and dissolved. The general partner determined that the cost of maintaining ongoing accounting and investor records and maintaining interest in the indemnity fund during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance at the end of ten years will be donated to charity.

NOTE 10 - PARTNERSHIP MANAGEMENT:

LRC directly managed the day-to-day operations of the Datronic Partnerships. The cost of these services was allocated to each partnership based on the level of services performed for each partnership. These expenses were reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 11) and are included in "General Partner's expense reimbursement". All expenses incurred by the Partnership or on its behalf subsequent to June 30, 2001 have been provided for in the Provisions for dissolution expenses (see Note 8).

NOTE 11 - PARTNERSHIP AGREEMENT:

Since 1993 there were three classes of Limited Partners as described below.

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

Effective October 1, 1996, the Partnership entered its Liquidating Phase whereby it ceased making New Investments and the General Partner began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves were to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements was distributed to the partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies was apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions were paid to each Limited Partner within each class based on the ratio of their positive Capital Account balance to total capital for that class. The distribution paid to Limited Partners in December 2001 represented the final liquidating distribution.

The Amended Partnership Agreement provides for the General Partner to receive reimbursement for expenses incurred. These reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 2001 for expense reimbursements:

                            Total expense               Partnership's
     Year                   Reimbursement                   Share
     ----                   -------------              ---------------
     1999                    $4,057,634                  $497,407
     2000                    $4,485,939                  $475,159
     2001                    $4,509,847                  $518,777


Payments for 2000 includes $1.3 million (Partnership's share $88,000) of insurance premiums associated with the final wrap up of the Partnership affairs and its dissolution.

                      DATRONIC FINANCE INCOME FUND I, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED

Payments for 2001 include expenses for the first and second quarter 2001 of $172,636 ($1.45 million for all Partnerships) plus funding of the 2000 and 2001 provisions for dissolution expenses totaling $346,141 ($3.06 million for all Partnerships). (See Note 8).

NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 2001.

                                                        Liquidating      Continuing
                                         General          Limited         Limited
                                         Partner          Partner         Partner            Total
                                      -------------    -------------    -------------    -------------
Net earnings per accompanying
  Statements                          $      14,056    $     182,199    $   1,209,391    $   1,405,646
Provision for Class Counsel
  fees and expenses, net                         --           (5,427)         (36,041)         (41,468)
Excess of book versus tax
  basis on the sale of
  Diverted and other Assets                  (8,079)        (105,741)        (694,079)        (807,899)

Other, net                                     (740)          (8,695)         (64,625)         (74,060)
                                      -------------    -------------    -------------    -------------

Earnings for Federal income
 tax purposes in total                $       5,237    $      62,336    $     414,646    $     482,219
                                      =============    =============    =============    =============

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

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. It is anticipated that LRC will liquidate and dissolve following the completion of all activities associated with the liquidation and dissolution of the Datronic Partnerships. This will occur in 2002.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                 Director
      Name                                   Position and Office                                 Age
------------------                       --------------------------                            -------
Donald D. Torisky                        Chairman of the Board and
                                         Chief Executive Officer                                 63

Arthur M. Mintz                          Vice-Chairman and General Counsel                       65

Jeffrey T. McReynolds                    Vice President, Chief Financial
                                         Officer, Secretary and Director                         47

Scott E. Newlund                         Vice President and Director                             49


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

Mr. Newlund has served as Vice President of LRC from January 1998 to the present and board member since June 2000. He served as President of Personal Computer Rental Corporation from April 1997 to December 1997. Mr. Newlund served as Vice President of Operations of LRC from March 1993 to April 1997. Mr. Newlund was with Ameritech Credit Corporation in Rolling Meadows, Illinois from August 1985 to February 1993, and held various positions, including Vice President of Operations. Mr. Newlund graduated from Ball State University in 1974.

Any change in the compensation of a director of LRC must be approved by the other three non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 11 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC for 2001 was as follows:

     Chairman of the
     Board and Chief                                                     All Other
     Executive Officer      Salary            Bonus                   Compensation(b)
     -----------------      -------           -------                 ---------------
     Donald D. Torisky      $260,000          $60,000(a)                    3,400(c)


(a)  Bonus for 2001 was paid in January 2002.

(b) Information concerning Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

(c) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 2001.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements was 11.50%.

It is anticipated that Mr. Torisky's total cash compensation for 2002 for services rendered in connection with the liquidation and dissolution of the Datronic Partnerships will approximate $140,000.

The compensation of the other three highest compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Notes 8, 10 and 11 to the Partnership's financial statements included in Item 8.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1)  Financial Statements

          See index to Financial Statements included in Item 8 of this report.

     (2)  Financial Statement Schedules

          None.

     (3)  Exhibits

          None.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     (2) The Partnership's plan of liquidation is in accordance with its Partnership Agreement, as amended, which is already on file.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

                      DATRONIC FINANCE INCOME FUND I, L.P.

March 28, 2002  By: Lease Resolution Corporation,
                    General Partner


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


By:  /s/ Jeffrey T. McReynolds                                    March 28, 2002
    --------------------------------------------
     Jeffrey T. McReynolds
     Director, Chief Financial Officer,
     (and Principal Accounting Officer)
     Lease Resolution Corporation,
     General Partner of Datronic
     Finance Income Fund I, L.P.


By:  /s/ Arthur M. Mintz                                          March 28, 2002
    --------------------------------------------
    Arthur M. Mintz

    Vice-Chairman and General Counsel,
    Lease Resolution Corporation,
    General Partner of Datronic
    Finance Income Fund I, L.P.


By:  /s/ Scott E. Newlund                                         March 28, 2002
    --------------------------------------------
    Scott E. Newlund
    Director,
    Lease Resolution Corporation,
    General Partner of Datronic
    Finance Income Fund I, L.P.


By:  /s/ Donald D. Torisky                                        March 28, 2002
    --------------------------------------------
    Donald D. Torisky
    Chairman and Chief Executive Officer,
    Lease Resolution Corporation,
    General Partner of Datronic
    Finance Income Fund I, L.P.